Form 10-Q
period 1995-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1995-05-12
CIK 779955

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             33-58482
For Quarter Ended March 31, 1995      Commission File Number 33-1079



           SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
         (Exact name of registrant as specified in its charter)


          NEW YORK                                    04-2845273
 (State or other jurisdiction of                (IRS Employer I.D. No.)
 incorporation or organization)

            80 BROAD STREET, NEW YORK, N.Y.             10004
        (Address of Principal Executive Office)      (Zip Code)

     Registrant's telephone number, including area code  (212) 943-3855

                                    NONE

           Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) Yes  /X/  No  / /
                          (2) Yes  /X/  No  / /


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                     INDEX
                                                                   Page
                                                                  Number

Part I:  Financial Information

         Item 1: Financial Statements:*
              Balance Sheets -
                 March 31, 1995 and December 31, 1994                3

              Statements of Operations -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                   4

              Statements of Capital Stock and Surplus -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                   5

              Statements of Cash Flows -
                 Three Months Ended
                 March 31, 1995 and March 31, 1994                   6


              Notes to Unaudited Financial Statements                7

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8


Part II:  Other Information

              NONE

     * The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                               Item 1. Financial Statements
                  Sun Life Insurance and Annuity Company of New York

                                     Balance Sheets

                                                  (Unaudited)      (See note below)
                                                     March 31,         December 31,
                                                      1995                1994
                                                --------------     -------------------

ASSETS

Bonds                                            $  173,799,971    $      188,460,195
Mortgage loans                                       62,351,294            63,377,327
Real estate                                             819,619               823,655
Policy loans                                            484,797               520,383
Cash                                                    435,742              (756,378)
Investment income due and accrued                     4,010,257             4,393,086
Other assets                                            200,918             1,512,498
                                                  -------------      ----------------
General account assets                              242,102,598           258,330,766
                                                  -------------      ----------------
Separate account assets
   Unitized                                         218,709,058           210,706,368
   Non-unitized                                      62,317,637            34,945,221
                                                  -------------      ----------------
Total assets                                     $  523,129,293    $      503,982,355
                                                  -------------      ----------------
                                                  -------------      ----------------

LIABILITIES

Reserves for unmatured obligations               $   20,512,815    $       20,402,804
Annuity deposits                                    186,270,749           201,476,544
Accrued expenses and taxes                              299,645               525,863
Other liabilities                                       627,359               539,438
Due to parent and affiliates - net                     (291,657)              591,254
Due to separate accounts                                895,238
Interest maintenance reserve                            937,387             1,778,014
Asset valuation reserve                               2,008,530             1,763,921
                                                  -------------      ----------------
General account liabilities                         211,260,066           227,077,838
                                                  -------------      ----------------
Separate account liabilities
   Unitized                                         218,550,811           210,550,227
   Non-unitized                                      62,317,637            34,945,221
                                                  -------------      ----------------
Total liabilities                                   492,128,514           472,573,286
                                                  -------------      ----------------


CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000
Authorized, issued and outstanding
    2,000 shares                                      2,000,000             2,000,000
Surplus                                              29,000,779            29,409,069
                                                  -------------      ----------------
Total capital stock and surplus                      31,000,779            31,409,069
                                                  -------------      ----------------
Total liabilities, capital stock and surplus     $  523,129,293    $      503,982,355
                                                  -------------      ----------------
                                                  -------------      ----------------

 Note: The balance sheet at December 31, 1994 has been taken from the audited financials at that date.

                    See notes to unaudited financial statements.

                  Sun Life Insurance and Annuity Company of New York

                                Statements of Operations

                                                      Three Months Ended March 31,
                                                       1995                 1994
                                                 --------------      ---------------

INCOME

Premiums and annuity considerations              $    2,452,911      $     2,390,412
Annuity deposit funds                                23,052,514            3,472,976
Net investment income                                 5,099,317            5,861,734
Amortization of interest maintenance reserve            185,659              166,462
Realized losses on investments                         (450,000)            (127,719)
Mortality and expense risk charges                      689,407              689,135
                                                 --------------      ---------------
                                                     31,029,808           12,453,000
                                                 --------------      ---------------

BENEFITS AND EXPENSES

Increase in actuarial reserves                          110,011              310,477
Decrease in liability for annuity deposit funds     (15,205,795)          (2,510,933)
Death, health benefits and annuity payments           2,267,334            2,262,760
Annuity deposit fund withdrawals                     19,614,846            7,859,127
Surplus transfer to (from) separate account           2,203,434             (286,572)
Transfers to non-unitized separate account           20,043,133            1,636,467
                                                 --------------      ---------------
                                                     29,032,963            9,271,326

General expenses                                      1,731,491            1,153,314
Commissions                                           1,173,484              766,253
Taxes, licenses and fees                                126,453              107,762
                                                 --------------      ---------------
                                                     32,064,391           11,298,655
                                                 --------------      ---------------

Net income (loss) from operations before
   federal income tax                                (1,034,583)           1,154,345

Federal income tax expense (benefit)                   (847,325)             300,000
                                                 --------------      ---------------
Net income (loss)                                $     (187,258)     $       854,345
                                                 --------------      ---------------
                                                 --------------      ---------------


                         See notes to unaudited financial statements.

                      Sun Life Insurance and Annuity Company of New York

                          Statements of Capital Stock and Surplus



                                               Three Months Ended March 31,
                                                 1995                 1994
                                             --------------      ---------------

Capital stock                              $    2,000,000      $    2,000,000

Paid-in surplus                                28,750,000          28,750,000

Special contingency reserve                       750,000             750,000

Unassigned surplus

Balance, beginning of period                      (90,931)         (4,295,377)

Net income (loss)                                (187,258)            854,345

Change in non-admitted assets                      21,471            (152,639)

Change in separate account surplus                  2,106                 985

Change in asset valuation reserve                (244,609)           (183,609)
                                             --------------      ---------------

Balance, end of period                           (499,221)         (3,776,295)
                                             --------------      ---------------

Total surplus                                  29,000,779          25,723,705
                                             --------------      ---------------

Total capital stock and surplus            $   31,000,779      $   27,723,705
                                             --------------      ---------------
                                             --------------      ---------------



                     See notes to unaudited financial statements.

                    Sun Life Insurance and Annuity Company of New York
                                   Statements of Cash Flows



                                                      Three Months Ended March 31,
                                                        1995                1994
                                                   ---------------      ---------------


  Cash flows from operating activities:

  Net income (loss) from operations                 $     (187,258)     $      854,345

  Adjustments to reconcile net income
   to net cash:

  Increase in actuarial reserves                           110,011             310,477

  Decrease in liability for annuity deposit funds      (15,205,795)         (2,510,933)

  Increase (decrease) in investment income
    due and accrued                                        382,829            (212,572)

  Net accrual and amortization of discount
    and premium on investments                              68,935              77,263

  Realized losses on investments                           450,000             127,719

  Change in non-admitted assets                             21,471            (152,639)

  Other                                                    384,414           1,491,899
                                                   ---------------      ---------------

  Net cash used in operating activities                (13,975,393)            (14,441)
                                                   ---------------      ---------------

  Cash flows from investing activities:

  Proceeds from sale and maturity of investments        31,537,439          18,108,687

  Purchase of investments                              (18,448,820)         (8,266,106)

  Net change in short-term investments                   2,078,894          (8,915,550)
                                                   ---------------      ---------------

  Net cash provided by investing activities             15,167,513             927,031
                                                   ---------------      ---------------
                                                   ---------------      ---------------


  Increase in cash during the period                     1,192,120             912,590

  Cash, beginning of period                               (756,378)           (569,290)

                                                   ---------------      ---------------
  Cash, end of period                               $      435,742      $      343,300
                                                   ---------------      ---------------
                                                   ---------------      ---------------


                            See notes to unaudited financial statements.

              Sun Life Insurance and Annuity Company of New York
     Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $506,000 and $398,000 for the three month periods in 1995 and 1994, respectively.

                   Sun Life Insurance and Annuity Company of New York
             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


 The Registrant had a net loss of $187,000 for the three months ended March 31, 1995 as compared to net income of $854,000 for the same period last year.
 The decrease was principally due to a surplus transfer to the Registrant's separate account.

Total income for the three months ended March 31, 1995 was $31,030,000, an increase of $18,577,000 over the same period one year ago. The increase was primarily due to an increase in annuity deposit funds offset by a decrease in net investment income. The increase in annuity deposit funds was due directly to higher credited rates, while the decrease in net investment income was due to a decrease in invested assets, primarily the result of the Registrant selling fixed income securities to cover maturing annuity deposit fund obligations.

Policyholder benefits for the three months ended March 31, 1995 increased $19,762,000 to $29,033,000. The increase was due primarily to an increase in annuity depost fund withdrawals, transfers to the non-unitized separate account and surplus transfer to separate account, offset by a decrease in
liability for annuity deposit funds.   The increase in annuity deposit fund
withdrawals was due directly to an increase in maturing fixed annuity contracts, while the transfers to the non-unitized separate account was due to an increase in sales of the Registrant's market-value adjusted deferred annuity contract. The increase in surplus transfer to the separate account was due to a change in methodology in calculating the gross earned rate, which resulted in higher market value adjusted reserves. The decrease in the liability for annuity deposit funds is the result of contract owners not renewing maturing contracts that had reached the end of a guarantee period.

General expenses, commissions and taxes increased by $1,004,000 for the three month period ended March 31, 1995 as a result of an increase in allocations from the Registrant's parent, an increase in annuity deposit fund sales and an increase in franchise taxes.


- -8-

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Sun Life Insurance and
                                             Annuity Company of New York




     May 11, 1995                                 /s/ David D. Horn
                                             -----------------------------
                                             David D. Horn
                                             Senior Vice President


     May 11, 1995                                 /s/ Bonnie S. Angus
                                             ------------------------------
                                             Bonnie S. Angus
                                             Secretary