Form 10-Q
period 1995-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1995-08-14
CIK 779955

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                             33-58482
For Quarter Ended June 30, 1995      Commission File Number 33-1079



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

                                     INDEX
                                                                   Page
                                                                  Number

Part I:  Financial Information

         Item 1: Financial Statements:*
              Balance Sheets -
                 June 30, 1995 and December 31, 1994                3

              Statements of Operations -
                 Three Months Ended
                 June 30, 1995 and June 30, 1994                    4

              Statements of Operations -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                    5

              Statements of Capital Stock and Surplus -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                    6

              Statements of Cash Flows -
                 Six Months Ended
                 June 30, 1995 and June 30, 1994                    7


              Notes to Unaudited Financial Statements               8

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations         9


Part II:  Other Information

              NONE

     * The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                               Item 1. Financial Statements
                  Sun Life Insurance and Annuity Company of New York

                                     Balance Sheets

                                                  (Unaudited)      (See note below)
                                                    June 30,          December 31,
                                                      1995                1994
                                                --------------     -------------------
ASSETS

Bonds                                            $  160,085,856    $      188,460,195
Mortgage loans                                       59,941,404            63,377,327
Real estate                                             815,583               823,655
Policy loans                                            506,231               520,383
Cash                                                  1,062,039              (756,378)
Investment income due and accrued                     3,754,551             4,393,086
Other assets                                            111,011             1,512,498
                                                  -------------      ----------------
General account assets                              226,276,675           258,330,766
                                                  -------------      ----------------
Separate account assets
   Unitized                                         232,077,326           210,706,368
   Non-unitized                                      70,230,559            34,945,221
                                                  -------------      ----------------
Total assets                                     $  528,584,560    $      503,982,355
                                                  -------------      ----------------
                                                  -------------      ----------------

LIABILITIES

Reserves for unmatured obligations               $   21,130,533    $       20,402,804
Annuity deposits                                    167,543,661           201,476,544
Accrued expenses and taxes                              296,264               525,863
Other liabilities                                       439,289               539,438
Due to parent and affiliates - net                   (1,146,290)              591,254
Due to separate accounts                              2,529,166
Interest maintenance reserve                          1,673,625             1,778,014
Asset valuation reserve                               1,644,036             1,763,921
                                                  -------------      ----------------
General account liabilities                         194,110,284           227,077,838
                                                  -------------      ----------------
Separate account liabilities
   Unitized                                         231,916,929           210,550,227
   Non-unitized                                      70,230,559            34,945,221
                                                  -------------      ----------------
Total liabilities                                   496,257,772           472,573,286
                                                  -------------      ----------------

CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000
Authorized, issued and outstanding
    2,000 shares                                      2,000,000             2,000,000
Surplus                                              30,326,788            29,409,069
                                                  -------------      ----------------
Total capital stock and surplus                      32,326,788            31,409,069
                                                  -------------      ----------------
Total liabilities, capital stock and surplus     $  528,584,560    $      503,982,355
                                                  -------------      ----------------
                                                  -------------      ----------------

Note: The balance sheet at December 31, 1994 has been taken from the audited financials at that date.

                    See notes to unaudited financial statements.

                  Sun Life Insurance and Annuity Company of New York

                                Statements of Operations

                                                      Three Months Ended June 30,
                                                       1995                 1994
                                                 --------------      ---------------
INCOME

Premiums and annuity considerations              $    3,124,693      $     1,560,958
Annuity deposit funds                                12,917,230            5,805,368
Net investment income                                 4,667,728            5,489,498
Amortization of interest maintenance reserve            176,357              175,086
Realized losses on investments                         (222,277)            (341,201)
Mortality and expense risk charges                      726,103              683,226
                                                 --------------      ---------------
                                                     21,389,834           13,372,935
                                                 --------------      ---------------

BENEFITS AND EXPENSES

Increase (decrease) in actuarial reserves               617,718             (486,002)
Decrease in liability for annuity deposit funds     (18,727,088)         (18,023,010)
Death, health benefits and annuity payments           2,111,892            2,007,062
Annuity deposit fund withdrawals                     23,491,384           22,424,401
Surplus transfer to (from) separate account           1,633,928              (97,564)
Transfers to non-unitized separate account            9,819,463            4,721,958
                                                 --------------      ---------------
                                                     18,947,297           10,546,845

General expenses                                      1,401,949            1,194,465
Commissions                                             866,779              740,535
Taxes, licenses and fees                                215,509               95,411
                                                 --------------      ---------------
                                                     21,431,534           12,577,256
                                                 --------------      ---------------

Net income (loss) from operations before
   federal income tax                                   (41,700)             795,679

Federal income tax (benefit) expense                   (991,398)             150,000
                                                 --------------      ---------------
Net income                                      $       949,698     $        645,679
                                                 --------------      ---------------
                                                 --------------      ---------------

                         See notes to unaudited financial statements.

                  Sun Life Insurance and Annuity Company of New York

                                Statements of Operations

                                                      Six Months Ended June 30,
                                                       1995               1994
                                                 --------------      ---------------
INCOME

Premiums and annuity considerations              $    5,577,604      $     3,951,370
Annuity deposit funds                                35,969,744            9,278,344
Net investment income                                 9,767,045           11,351,232
Amortization of interest maintenance reserve            362,016              341,548
Realized losses on investments                         (672,277)            (468,920)
Mortality and expense risk charges                    1,415,510            1,372,361
                                                 --------------      ---------------
                                                     52,419,642           25,825,935
                                                 --------------      ---------------

BENEFITS AND EXPENSES

Increase (decrease) in actuarial reserves               727,729             (175,525)
Decrease in liability for annuity deposit funds     (33,932,883)         (20,533,943)
Death, health benefits and annuity payments           4,379,226            4,269,822
Annuity deposit fund withdrawals                     43,106,230           30,283,528
Surplus transfer to (from) separate account           3,837,362             (384,136)
Transfers to non-unitized separate account           29,862,596            6,358,425
                                                 --------------      ---------------
                                                     47,980,260           19,818,171

General expenses                                      3,133,440            2,347,779
Commissions                                           2,040,263            1,506,788
Taxes, licenses and fees                                341,962              203,173
                                                 --------------      ---------------
                                                     53,495,925           23,875,911
                                                 --------------      ---------------

Net income (loss) from operations before
   federal income tax                                (1,076,283)           1,950,024

Federal income tax (benefit) expense                 (1,838,723)             450,000
                                                 --------------      ---------------
Net income                                      $       762,440     $      1,500,024
                                                 --------------      ---------------
                                                 --------------      ---------------

                         See notes to unaudited financial statements.

                      Sun Life Insurance and Annuity Company of New York

                          Statements of Capital Stock and Surplus

                                               Six Months Ended June 30,
                                                 1995                 1994
                                             --------------      ---------------
Capital stock                              $    2,000,000      $    2,000,000

Paid-in surplus                                28,750,000          28,750,000

Special contingency reserve                       750,000             750,000

Unassigned surplus

Balance, beginning of period                      (90,931)         (4,295,377)

Net income                                        762,440           1,500,024

Change in non-admitted assets                      31,138            (133,136)

Change in and transfers of separate
  account surplus                                   4,256               2,218

Change in asset valuation reserve                 119,885             (35,113)
                                             --------------     ---------------

Balance, end of period                            826,788          (2,961,384)
                                             --------------     ---------------

Total surplus                                  30,326,788          26,538,616
                                             --------------     ---------------

Total capital stock and surplus            $   32,326,788       $  28,538,616
                                             --------------     ---------------
                                             --------------     ---------------

                     See notes to unaudited financial statements.

                    Sun Life Insurance and Annuity Company of New York

                                   Statements of Cash Flows

                                                      Six Months Ended June 30,
                                                        1995                1994
                                                   ---------------      ---------------
  Cash flows from operating activities:

  Net income from operations                       $      762,440       $     1,500,024

  Adjustments to reconcile net income
   to net cash:

  Increase (decrease) in actuarial reserves                727,729             (175,525)

  Decrease in liability for annuity deposit funds      (33,932,883)         (20,533,943)

  Decrease in investment income due and
    accrued                                                638,535              606,040

  Net accrual and amortization of discount
    and premium on investments                             122,463              220,975

  Realized losses on investments                           672,277              468,920

  Change in non-admitted assets                             31,138             (133,136)

  Other                                                  1,780,919             (338,667)
                                                   ---------------      ---------------

  Net cash used in operating activities                (29,197,382)         (18,385,312)
                                                   ---------------      ---------------

  Cash flows from investing activities:

  Proceeds from sale and maturity of investments        71,937,645           50,568,475

  Purchase of investments                              (36,857,639)         (29,887,072)

  Net change in short-term investments                  (4,064,207)          (2,396,944)
                                                   ---------------      ---------------

  Net cash provided by investing activities             31,015,799           18,284,459
                                                   ---------------      ---------------

  Increase (decrease) in cash during the period          1,818,417             (100,853)

  Cash, beginning of period                               (756,378)            (569,290)

                                                   ---------------      ---------------
  Cash, end of period                               $    1,062,039      $      (670,143)
                                                   ---------------      ---------------
                                                   ---------------      ---------------

                            See notes to unaudited financial statements.

              Sun Life Insurance and Annuity Company of New York
     Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $388,000 and $894,000 for the three month and six month periods in 1995 and approximately $386,000 and $784,000 for the three month and six month periods in 1994, respectively.

                   Sun Life Insurance and Annuity Company of New York
             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The Registrant had net income of $950,000 and $762,000 in the three and six month periods ended June 30, 1995 as compared to $646,000 and $1,500,000 for the same periods ended June 30, 1994. The $304,000 increase between the three month periods is due primarily to a federal income tax benefit while the $738,000 decrease between the six month periods is due primarily to a surplus transfer to the Registrant's separate account.

Total income increased by $8,017,000 and $26,594,000 for the three and six month periods ended June 30, 1995 as compared with the same periods in 1994 as a result of an increase in group life and health premiums and annuity deposit funds, offset by a decrease in net investment income. The increase in group life and health premiums is the result of the Registrant establishing itself in the New York group market while the increase in annuity deposit funds is due directly to higher credited rates. The decrease in net investment income is due to a decrease in invested assets, primarily the result of the Registrant selling fixed income securities to cover maturing annuity deposit fund obligations.

Policyholder benefits increased by $8,400,000 and $28,162,000 for the three and six month periods ended June 30, 1995 as compared with the comparable periods in 1994 as the result of an increase in annuity deposit fund withdrawals, transfers to the non-unitized separate account and surplus transfer to the separate account, offset by a decrease in liability for annuity
deposit funds.   The increase in annuity deposit fund withdrawals is directly attributable to an increase in maturing fixed annuity contracts, while the transfers to the non-unitized separate account results from increased sales of the Registrant's market-value adjusted deferred fixed annuity contract.
The increase in surplus transfer to the separate account is due to a change in methodology of calculating the gross earned rate, which resulted in higher market value adjusted reserves. The decrease in the liability for annuity deposit funds reflects the increase in annuity deposit fund withdrawals.

General expenses, commissions and taxes increased by $454,000 and $1,458,000 for the three and six month periods in 1995 as a result of increases in allocations from the Registrant's parent, annuity sales and franchise taxes.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Sun Life Insurance and
                                             Annuity Company of New York




     August 11, 1995                                 /s/ David D. Horn
                                             -----------------------------
                                             David D. Horn
                                             Senior Vice President


     August 11, 1995                                 /s/ Bonnie S. Angus
                                             ------------------------------
                                             Bonnie S. Angus
                                             Secretary