Form 10-Q
period 1995-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1995-11-14
CIK 779955

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    33-58482
For Quarter Ended September 30, 1995         Commission File Number 33-1079



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

                              (1) Yes  X  No
                              (2) Yes  X  No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                   INDEX

                                                                        Page

Number

Part I:  Financial Information

            Item 1: Financial Statements:*

                Balance Sheets -
                     September 30, 1995 and December 31, 1994              3

                Statements of Operations -
                     Three Months Ended
                     September 30, 1995 and September 30, 1994             4

                Statements of Operations -
                     Nine Months Ended
                     September 30, 1995 and September 30, 1994             5

                Statements of Capital Stock and Surplus -
                     Nine Months Ended
                     September 30, 1995 and September 30, 1994             6

                Statements of Cash Flows -
                     Nine Months Ended
                     September 30, 1995 and September 30, 1994             7


                Notes to Unaudited Financial Statements                    8


                Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

Part II:  Other Information

                NONE

     * The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date. All other statements are unaudited.

                          ITEM 1. FINANCIAL STATEMENTS

                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                 BALANCE SHEETS

                                                (UNAUDITED)   (SEE NOTE BELOW)
                                               SEPTEMBER 30,     DECEMBER 31,
   ASSETS                                          1995              1994
                                               ------------      ------------
Bonds                                          $146,798,333      $188,460,195
Mortgage loans                                   55,977,506        63,377,327
Real estate                                         811,548           823,655
Policy loans                                        448,351           520,383
Cash                                              1,447,219          (756,378)
Investment income due and accrued                 3,586,151         4,393,086
Other assets                                      1,319,034         1,512,498
                                               ------------      ------------

General account assets                          210,388,142       258,330,766
                                               ------------      ------------

Separate account assets
   Unitized                                     242,298,306       210,706,368
   Non-unitized                                  76,797,568        34,945,221
                                               ------------      ------------

Total assets                                   $529,484,016      $503,982,355
                                               ------------      ------------
                                               ------------      ------------


   LIABILITIES

Reserves for unmatured obligations             $ 21,630,754      $ 20,402,804
Annuity deposits                                150,886,794       201,476,544
Accrued expenses and taxes                          453,091           525,863
Other liabilities                                   587,894           539,438
Due to parent and affiliates - net                1,429,457           591,254
Due to separate accounts                            427,096
Interest maintenance reserve                      1,700,865         1,778,014
Asset valuation reserve                           1,360,352         1,763,921
                                               ------------      ------------

General account liabilities                     178,476,303       227,077,838
                                               ------------      ------------

Separate account liabilities
   Unitized                                     242,135,803       210,550,227
   Non-unitized                                  76,797,568        34,945,221
                                               ------------      ------------

Total liabilities                               497,409,674       472,573,286
                                               ------------      ------------


   CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000
Authorized, issued and outstanding
    2,000 shares                                  2,000,000         2,000,000
Surplus                                          30,074,342        29,409,069
                                               ------------      ------------

Total capital stock and surplus                  32,074,342        31,409,069
                                               ------------      ------------

Total liabilities, capital stock and surplus   $529,484,016      $503,982,355
                                               ------------      ------------
                                               ------------      ------------

 Note: The balance sheet at December 31, 1994 has been taken from the audited financials at that date.

                  See notes to unaudited financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    1995             1994
                                                 -----------      -----------
    INCOME

Premiums and annuity considerations              $ 2,984,454      $ 1,834,233
Annuity deposit funds                              4,472,087        9,707,440
Net investment income                              4,509,944        5,393,463
Amortization of interest maintenance reserve         189,274          199,640
Realized losses on investments                      (677,723)        (431,080)
Mortality and expense risk charges                   778,353          707,532
                                                 -----------      -----------

                                                  12,256,389       17,411,228
                                                 -----------      -----------



   BENEFITS AND EXPENSES

Increase (decrease) in actuarial reserves            500,221       (4,764,576)
Decrease in liability for annuity deposit funds  (16,656,867)        (578,329)
Death, health benefits and annuity payments        2,582,284        2,274,903
Annuity deposit fund withdrawals                  23,290,856        9,435,790
Surplus transfer from separate account            (2,102,070)        (851,764)
Transfers to non-unitized separate account           166,284        7,737,044
                                                 -----------      -----------
                                                    7,780,708       13,253,068


Operating expenses                                 1,260,125        1,214,005
Commissions                                          702,453          711,076
Taxes, licenses and fees                              93,291          127,253
                                                 -----------      -----------

                                                    9,836,577       15,305,402
                                                 -----------      -----------


Net income from operations before
   federal income tax                              2,419,812        2,105,826

Federal income tax expense                         2,954,370          114,228
                                                 -----------      -----------

Net income (loss)                                $  (534,558)     $ 1,991,598
                                                 -----------      -----------
                                                 -----------      -----------


                  See notes to unaudited financial statements.

           SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                         STATEMENTS OF OPERATIONS


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                    1995             1994
                                                ------------     ------------
    INCOME

Premiums and annuity considerations             $  8,562,058     $  5,785,603
Annuity deposit funds                             40,441,831       18,985,784
Net investment income                             14,276,989       16,744,695
Amortization of interest maintenance reserve         551,290          541,188
Realized losses on investments                    (1,350,000)        (900,000)
Mortality and expense risk charges                 2,193,863        2,079,893
                                                ------------     ------------

                                                  64,676,031       43,237,163
                                                ------------     ------------




   BENEFITS AND EXPENSES

Increase (decrease) in actuarial reserves          1,227,950         (753,854)
Decrease in liability for annuity deposit funds  (50,589,750)     (25,298,519)
Death, health benefits and annuity payments        6,961,510        6,544,725
Annuity deposit fund withdrawals                  66,397,086       39,719,318
Surplus transfer to (from) separate account        1,735,292       (1,235,900)
Transfers to non-unitized separate account        30,028,880       14,095,469
                                                ------------     ------------

                                                  55,760,968       33,071,239


Operating expenses                                 4,393,565        3,561,784
Commissions                                        2,742,716        2,217,864
Taxes, licenses and fees                             435,253          330,426
                                                ------------     ------------

                                                  63,332,502       39,181,313
                                                ------------     ------------


Net income from operations before
   federal income tax                              1,343,529        4,055,850

Federal income tax expense                         1,115,647          564,228
                                                ------------     ------------

Net income                                      $    227,882     $  3,491,622
                                                ------------     ------------
                                                ------------     ------------


                  See notes to unaudited financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                   STATEMENTS OF CAPITAL STOCK AND SURPLUS


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1995             1994
                                                 -----------      -----------
Capital stock                                    $ 2,000,000      $ 2,000,000


Paid-in surplus                                   28,750,000      28,750,000


Special contingency reserve                          750,000         750,000


Unassigned surplus

Balance, beginning of period                         (90,931)     (4,295,377)


Net income                                           227,882       3,491,622


Change in non-admitted assets                         27,460        (139,191)


Change in and transfers of separate account surplus    6,362        (152,357)


Change in asset valuation reserve                    403,569          68,717
                                                 -----------      -----------


Balance, end of period                               574,342      (1,026,586)
                                                 -----------      -----------


Total surplus                                     30,074,342      28,473,414
                                                 -----------      -----------


Total capital stock and surplus                  $32,074,342     $30,473,414
                                                 -----------      -----------
                                                 -----------      -----------


                 See notes to unaudited financial statements.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                         STATEMENTS OF CASH FLOWS


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                        1995             1994
                                                    ------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income from operations                        $    227,882     $  3,491,622

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH:

  Increase (decrease) in actuarial reserves            1,227,950         (753,854)

  Decrease in liability for annuity deposit funds    (50,589,750)     (25,298,519)

  Decrease in investment income
    due and accrued                                      806,935          375,614

  Net accrual and amortization of discount
    and premium on investments                           176,013          338,750

  Realized losses on investments                       1,350,000          900,000

  Change in non-admitted assets                           27,460         (139,191)

  Other                                                1,440,410          582,380
                                                    ------------     ------------

  Net cash used in operating activities              (45,333,100)     (20,503,198)
                                                    ------------     ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale and maturity of investments      96,914,436       75,012,870

  Purchase of investments                            (49,531,245)     (45,936,955)

  Net change in short-term investments                   153,506       (7,885,090)
                                                    ------------     ------------

  Net cash provided by investing activities           47,536,697       21,190,825
                                                    ------------     ------------


  Increase in cash during the period                   2,203,597          687,627

  Cash, beginning of period                             (756,378)        (569,290)
                                                    ------------     ------------

  Cash, end of period                               $  1,447,219     $    118,337
                                                    ------------     ------------
                                                    ------------     ------------



                    See notes to unaudited financial statements.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $546,000 and $1,440,000 for the three month and nine month periods in 1995 and approximately $387,000 and $1,171,000 for the three month and nine month periods in 1994.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


The Registrant had a net loss of $535,000 and net income of $228,000 in the three and nine month periods ended September 30, 1995 as compared to net income of $1,992,000 and $3,492,000 for the same periods ended September 30, 1994. The $2,526,000 decrease in the three month period is due primarily to an increase in federal income taxes, while the $3,264,000 decrease in the nine month period is due primarily to a surplus transfer to the Registrant's separate account and an increase in federal income taxes.

Total income decreased by $5,155,000 for the three month period ended September 30, 1995 as compared with the same period in 1994 as a result of a decrease in annuity sales, resulting from declining interest rates. Total income increased by $21,439,000 for the nine month period ended September 30, 1995 primarily as a result of strong annuity sales during the first two quarters of 1995 when credited rates were higher.

Policyholder benefits decreased by $5,472,000 for the three month period ended September 30, 1995 as compared with same period in 1994 reflecting a decrease in transfers to the non-unitized separate account, as a result of decreased sales of the Registrant's market value adjusted deferred annuity contract. Policyholder benefits increased by $22,690,000 for the nine month period ended September 30, 1995 as a result of an increase in transfers to the non-unitized separate account and a surplus transfer to separate account. The increase in transfers to the non-unitized separate account is due to the increase in annuity sales during the first two quarters described above.
The increase between years in the surplus transfer to the separate account is due to a greater increase in the market value adjusted cash surrender value of the non-unitized separate account annuity reserves as compared to the increase in the market value of the corresponding assets. The decrease in the liability for annuity deposit funds for the three and nine month periods ended September 30, 1995 as compared with the prior year is due directly to the increase in annuity deposit fund withdrawals.

Operating expenses, commissions and taxes increased by $4,000 and $1,461,000 for the three and nine month periods ended September 30, 1995 as compared with 1994. The substantial increase in the nine month period is attributable to increased allocations from the Registrant's parent, annuity sales and franchise taxes.

Federal income taxes increased by $2,840,000 and $551,000 for the three and nine month periods ended September 30, 1995 as a result of under-accrued income tax provisions during the first two quarters of 1995 and an under-accrued income tax provision at December 31, 1994, respectively.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sun Life Insurance and
                                       Annuity Company of New York




November 14, 1995                            /s/ David D. Horn
                                       ----------------------------
                                       David D. Horn
                                       Senior Vice President





November 14, 1995                            /s/ Bonnie S. Angus
                                       ----------------------------
                                       Bonnie S. Angus
                                       Secretary