Form 10-K
period 1995-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1996-03-28
CIK 779955

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended DECEMBER 31, 1995

Commission file numbers 33-1079 AND 33-58482

           Sun Life Insurance and Annuity Company of New York
----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


              New York                                04-2845273
-----------------------------------       ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


  80 Broad Street, New York, New York                     10004
---------------------------------------   ------------------------------------
Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          (212) 943-3855
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act


        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

None
---------------------------------    ------------------------------------------

---------------------------------    ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

None
-------------------------------------------------------------------------------
                                (Title of Class)


-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_    No ___

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 2,000 shares of common stock outstanding on March 28, 1996, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1)
(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION J.

                                  PART I

ITEM 1.  BUSINESS.

     The Registrant is a stock life insurance company incorporated in the state of New York on May 25, 1983 and currently transacts business only in the State of New York.

     The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life of Canada (U.S.)"), One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, a stock life insurance company incorporated in Delaware. Sun Life of Canada (U.S.), in turn, is a wholly-owned subsidiary of Sun Life Assurance Company of Canada, 150 King Street West, Toronto, Ontario, Canada, a mutual life insurance company incorporated pursuant to an Act of Parliament of Canada. The Registrant is engaged in the sale of individual fixed and combination fixed/variable annuity contracts and group life and health insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

ITEM 2.  PROPERTIES.

     The Registrant owns no properties.

     The Registrant occupies office space leased by it. The lease expires in February, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is engaged in various kinds of routine litigation which, in management's judgement, is not of material importance to its total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to Instruction J (2) (c) to Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Registrant is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and as such there is no market for its common stock.

     No dividends have been paid by the Registrant.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to Instruction J (2) (a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION:

     Omitted pursuant to Instruction J (2) (a) to Form 10-K.

RESULTS OF OPERATIONS:

     The Registrant had net income of $930,000 for 1995 as compared to $4,355,000 for 1994. An increase in group life and health insurance premiums and fixed annuity deposits in 1995, were offset by lower earnings on investments, higher annuity surrenders and proportionally higher federal income taxes.

NEW ACCOUNTING PRONOUNCEMENT:

     In April, 1993, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." Under this new interpretation, annual financial statements of mutual life insurance enterprises for fiscal years beginning after December 15, 1992, shall provide a brief description that financial statements prepared on the basis of statutory accounting practices will no longer be described as prepared in conformity with generally accepted accounting principles. In January, 1995, Statement of Financial Accounting Standards No. 120 (SFAS No. 120), "Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long Duration Participating Contracts," was issued. SFAS No. 120 delays the effective date of Interpretation No. 40 until fiscal years beginning after December 15, 1995.

     Beginning in 1996, the Registrant will file financial statements prepared in accordance with all applicable pronouncements that define generally accepted accounting principles for all enterprises.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) BALANCE SHEETS

                                                 DECEMBER 31,
                                          --------------------------
                                              1995          1994
                                          ------------  ------------
ASSETS
    Bonds                                 $132,026,064  $188,460,195
    Mortgage loans                          51,843,936    63,377,327
    Real estate                                      0       823,655
    Policy loans                               476,194       520,383
    Cash                                     1,267,905      (756,378)
    Investment income due and accrued        3,255,286     4,393,086
    Due from (to) parent and
     affiliates--net                         1,292,878      (591,254)
    Other assets                               443,663       204,302
                                          ------------  ------------
    General account assets                 190,605,926   256,431,316
                                          ------------  ------------
    Separate account assets
        Unitized                           250,782,417   208,575,098
        Non-unitized                        81,110,554    35,768,295
                                          ------------  ------------
                                          $522,498,897  $500,774,709
                                          ------------  ------------
                                          ------------  ------------
LIABILITIES
    Policy reserves                       $ 23,548,885  $ 20,402,804
    Annuity and other deposits             129,743,536   201,476,544
    Accrued expenses and taxes                 376,573       525,863
    Other liabilities                          906,238       539,438
    Due to (from) separate accounts          1,036,679    (1,308,196)
    Interest maintenance reserve             1,648,375     1,778,014
    Asset valuation reserve                  1,545,857     1,763,921
                                          ------------  ------------
    General account liabilities            158,806,143   225,178,388
                                          ------------  ------------
    Separate account liabilities
        Unitized                           250,617,786   208,418,957
        Non-unitized                        81,110,554    35,768,295
                                          ------------  ------------
                                           490,534,483   469,365,640
                                          ------------  ------------
CAPITAL STOCK AND SURPLUS
    Capital stock--Par value $1,000:
        Authorized, issued and
         outstanding
         2,000 shares                        2,000,000     2,000,000
    Surplus                                 29,964,414    29,409,069
                                          ------------  ------------
    Total capital stock and surplus         31,964,414    31,409,069
                                          ------------  ------------
                                          $522,498,897  $500,774,709
                                          ------------  ------------
                                          ------------  ------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1995          1994          1993
                                          ------------  ------------  ------------
INCOME
    Premiums and annuity considerations   $ 11,608,782  $  8,191,112  $  6,272,860
    Annuity and other deposit funds         44,946,931    37,829,796    15,069,691
    Net investment income                   18,450,106    21,947,153    25,281,626
    Amortization of interest maintenance
     reserve                                   753,350       750,567       451,075
    Realized losses on investments             (33,133)     (721,715)     (103,689)
    Mortality and expense risk charges       2,997,827     2,768,194     2,448,085
                                          ------------  ------------  ------------
                                            78,723,863    70,765,107    49,419,648
                                          ------------  ------------  ------------
BENEFITS AND EXPENSES
    Increase (decrease) in policy
     reserves                                3,146,081      (883,568)   (2,272,569)
    Decrease in liability for annuity
     deposit funds                         (71,733,008)  (34,019,523)  (20,342,940)
    Death, health benefits and annuity
     payments                                9,114,806     8,703,872     8,482,195
    Annuity and other deposit fund
     withdrawals                            91,409,854    53,964,415    45,532,023
    Surplus transfer to (from) separate
     account                                 2,344,875      (437,497)     (988,017)
    Transfers to non-unitized separate
     account                                31,567,692    29,538,473     5,273,703
                                          ------------  ------------  ------------
                                            65,850,300    56,866,172    35,684,395
    General expenses                         4,030,452     3,864,223     2,891,251
    Commissions                              4,937,953     4,497,683     3,704,138
    Taxes, licenses and fees                   540,521       417,643       255,538
                                          ------------  ------------  ------------
                                            75,359,226    65,645,721    42,535,322
                                          ------------  ------------  ------------
    Net income from operations before
     federal
     income tax                              3,364,637     5,119,386     6,884,326
    Federal income tax expense              (2,435,109)     (764,555)   (2,924,442)
                                          ------------  ------------  ------------
NET INCOME                                $    929,528  $  4,354,831  $  3,959,884
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATEMENTS OF CAPITAL STOCK AND SURPLUS

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  -----------
CAPITAL STOCK                             $ 2,000,000  $ 2,000,000  $ 2,000,000
PAID-IN SURPLUS                            28,750,000   28,750,000   28,750,000
SPECIAL CONTINGENCY RESERVE                   750,000      750,000      750,000
UNASSIGNED SURPLUS
    Balance, beginning of year                (90,931)  (4,295,377)  (8,114,755)
    Net income                                929,528    4,354,831    3,959,884
    Unrealized losses                        (672,000)           0            0
    Change in non-admitted assets              71,263     (139,468)      (7,314)
    Earnings on and transfers of
     separate account surplus                   8,490     (150,603)       3,856
    Change in asset valuation reserve         218,064      139,686     (137,048)
                                          -----------  -----------  -----------
    Balance, end of year                      464,414      (90,931)  (4,295,377)
                                          -----------  -----------  -----------
TOTAL SURPLUS                              29,964,414   29,409,069   25,204,623
                                          -----------  -----------  -----------
TOTAL CAPITAL STOCK AND SURPLUS           $31,964,414  $31,409,069  $27,204,623
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1995          1994          1993
                                          ------------  ------------  ------------
Cash flows from operating activities:
    Net income from operations            $    929,528  $  4,354,831  $  3,959,884
    Adjustments to reconcile net income
     to net cash:
        Increase (decrease) in policy
         reserves                            3,146,081      (883,568)  (20,342,940)
        Decrease in liability for
         annuity and other deposit funds   (71,733,008)  (34,019,523)   (2,272,569)
        Decrease in investment income
         due and accrued                     1,137,800       448,252       370,334
        Net accrual and amortization of
         discount and premium on
         investments                           209,593       409,961       296,280
        Realized losses on investments          33,133       721,715       103,689
        Change in non-admitted assets           71,263      (139,468)       (7,314)
        Other                                  365,912     1,189,737        82,349
                                          ------------  ------------  ------------
Net cash used in operating activities      (65,839,698)  (27,918,063)  (17,810,287)
                                          ------------  ------------  ------------
Cash flows from investing activities:
    Proceeds from sale and maturity of
     investments                           124,028,229    98,636,780    46,154,969
    Purchase of investments                (52,676,090)  (69,335,246)  (27,502,652)
    Net change in short-term investments    (3,488,158)   (1,570,559)      280,549
                                          ------------  ------------  ------------
Net cash provided by investing
 activities                                 67,863,981    27,730,975    18,932,866
                                          ------------  ------------  ------------
Increase (decrease) in cash during the
 year                                        2,024,283      (187,088)    1,122,579
Cash, beginning of year                       (756,378)     (569,290)   (1,691,869)
                                          ------------  ------------  ------------
Cash, end of year                         $  1,267,905  $   (756,378) $   (569,290)
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                       SEE NOTES TO FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL--

Sun Life Insurance and Annuity Company of New York (the Company) is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities and group life and long-term disability insurance. The parent company, Sun Life Assurance Company of Canada (U.S.) (Sun Life of Canada (U.S.)), is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (Sun Life (Canada)), a mutual life insurance company. The Company, which is domiciled in the State of New York, prepares its financial statements in accordance with statutory accounting practices prescribed by the State of New York Insurance Department. Statutory accounting practices are considered to be generally accepted accounting principles for mutual insurance companies and subsidiaries and affiliates of mutuals. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners
(NAIC), as well as New York state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Preparation of the financial statements requires management to make certain estimates and assumptions.

Assets in the balance sheets are stated at values prescribed or permitted to be reported by state regulatory authorities. Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost or appraised value, adjusted for accumulated depreciation, less encumbrances. Depreciation of buildings and improvements is calculated using the straight line method over the estimated useful life of the property. For life and annuity contracts, premiums are recognized as revenues over the premium paying period, whereas commissions and other costs applicable to the acquisition of new business are charged to operations as incurred. Furniture and equipment acquisitions are capitalized but treated as nonadmitted assets. Furniture and equipment depreciation is calculated on a straight line basis over the useful life of the assets.

MANAGEMENT AND SERVICE CONTRACTS--

The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,741,000 in 1995, $1,559,000 in 1994 and $1,200,000 in 1993.

REINSURANCE--

The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will reinsure the mortality and morbidity risks of the group life insurance contracts and group long term disability contracts issued by the Company. Under these agreements, basic death benefits and long term disability benefits are reinsured on a yearly renewable term basis. The agreements provide that Sun Life (Canada) will reinsure the mortality risks in excess of $50,000 per policy for group life insurance contracts and $3,000 per policy per month for the group long term disability contracts ceded by the Company. Reinsurance transactions under these agreements had the effect of increasing income from operations by approximately $652,000 and $222,000 for the years ended December 31, 1995 and 1994, respectively.

The group life and long term disability reinsurance agreements require that the reinsurer provide funds in amounts equal to the reserves ceded.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
The following are summarized pro-forma results of operations of the Company for the years ended December 31, 1995 and 1994 before the effect of reinsurance transactions with Sun Life (Canada).

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                 ----------------
                                                                  1995     1994
                                                                 -------  -------
                                                                    (IN 000'S)
 Income:
     Premiums, annuity deposits and other revenues               $60,927  $49,473
     Net investment income and realized losses                    19,170   21,976
                                                                 -------  -------
     Subtotal                                                     80,097   71,449
                                                                 -------  -------
 Benefits and expenses:
     Policyholder benefits                                        67,875   57,772
     Other expenses                                                9,509    8,780
                                                                 -------  -------
     Subtotal                                                     77,384   66,552
                                                                 -------  -------
 Income from operations                                          $ 2,713  $ 4,897
                                                                 -------  -------
                                                                 -------  -------

SEPARATE ACCOUNTS--

The Company has established unitized separate accounts applicable to individual qualified and non-qualified variable annuity contracts.

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market values.

Deposits to all separate accounts are reported as increases in separate account liabilities and are not reported as revenues. Mortality and expense risk charges and surrender fees incurred by the separate accounts are included in income of the Company.

The Company has established a non-unitized separate account for amounts allocated to the fixed portion of a certain combination fixed/variable deferred annuity contract. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Any difference between the assets and liabilities of the separate accounts is treated as payable to or receivable from the general account of the Company. The amount receivable from the general account of the Company amounted to $1,037,000 in 1995. The amount payable to the general account of the Company in 1994 was $1,308,000.

OTHER--

Income on investments is recognized on the accrual method.

The reserves for life insurance, health insurance and annuity contracts, developed by accepted actuarial methods, have been established and maintained on the basis of published mortality and morbidity tables using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions.

Certain reclassifications have been made in the 1994 financial statements to conform to the classifications used in 1995.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.  CAPITAL STOCK AND SURPLUS:
On January 2, 1985, the Company issued 2,000 shares of common stock to Sun Life of Canada (U.S.) for $6,000,000. Through December 31, 1995, Sun Life of Canada (U.S.) has contributed an additional $25,500,000 to the Company's capital, of which $750,000 was used to establish a special contingency reserve in support of separate account business as required by New York Insurance Law.

3.  BONDS:
The amortized cost and estimated market value of investments in debt securities as of December 31, 1995 and 1994 are as follows:

                                                      DECEMBER 31, 1995
                                          ------------------------------------------
                                                      GROSS       GROSS     ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED  MARKET
                                            COST      GAINS       LOSSES     VALUE
                                          --------  ----------   --------   --------
                                                           (000'S)
Long-term bonds:
    United States government and
     government agencies and authorities  $ 11,243    $  327         $10    $ 11,560
    Foreign governments                      1,824       157           0       1,981
    Public utilities                        39,018     1,249          20      40,247
    Transportation                           3,908        45           0       3,953
    Finance                                 14,047       385           6      14,426
    All other corporate bonds               54,949     2,700           0      57,649
                                          --------  ----------       ---    --------
        Total long-term bonds              124,989     4,863          36     129,816
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper        7,037         0           0       7,037
                                          --------  ----------       ---    --------
                                          $132,026    $4,863         $36    $136,853
                                          --------  ----------       ---    --------
                                          --------  ----------       ---    --------

                                                       DECEMBER 31, 1994
                                          --------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED    MARKET
                                            COST      GAINS        LOSSES      VALUE
                                          --------  ----------   ----------   --------
                                                            (000'S)
Long-term bonds:
    United States government and
     government agencies and authorities  $ 34,300    $   92       $  746     $ 33,646
    Foreign governments                      5,536        44          162        5,418
    Public utilities                        47,125       333          896       46,562
    Transportation                           7,128        53          185        6,996
    Finance                                 14,450        39          270       14,219
    All other corporate bonds               76,372       823        1,347       75,848
                                          --------  ----------   ----------   --------
        Total long-term bonds              184,911     1,384        3,606      182,689
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper        3,549         0            0        3,549
                                          --------  ----------   ----------   --------
                                          $188,460    $1,384       $3,606     $186,238
                                          --------  ----------   ----------   --------
                                          --------  ----------   ----------   --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.  BONDS (CONTINUED):
The amortized cost and estimated market value of bonds at December 31, 1995 and 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             DECEMBER 31, 1995
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST     MARKET VALUE
                                          ---------  ------------
                                                  (000'S)
Maturities are:
    Due in one year or less                $ 33,138    $ 33,410
    Due after one year through five
     years                                   70,212      72,833
    Due after five years through ten
     years                                   16,167      17,283
    Due after ten years                       6,765       7,289
                                          ---------  ------------
        Subtotal                            126,282     130,815
    Mortgage-backed securities                5,744       6,038
                                          ---------  ------------
                                           $132,026    $136,853
                                          ---------  ------------
                                          ---------  ------------

                                             DECEMBER 31, 1994
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST     MARKET VALUE
                                          ---------  ------------
                                                  (000'S)
Maturities are:
    Due in one year or less                $ 16,291    $ 16,362
    Due after one year through five
     years                                  120,253     118,837
    Due after five years through ten
     years                                   35,577      34,682
    Due after ten years                       8,002       8,130
                                          ---------  ------------
        Subtotal                            180,123     178,011
    Mortgage-backed securities                8,337       8,227
                                          ---------  ------------
                                           $188,460    $186,238
                                          ---------  ------------
                                          ---------  ------------

A bond included above with an amortized cost of approximately $399,000 and $398,000 at December 31, 1995 and 1994, respectively, was on deposit with the Superintendent of Insurance of the State of New York as required by law.

4.  MORTGAGE LOANS:
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate provisions have been made. In those cases where, in management's judgement, the mortgage loans' values are impaired, appropriate losses are recorded.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.  MORTGAGE LOANS (CONTINUED):
The following table shows the geographic distribution of the mortgage portfolio.

                                            DECEMBER 31,
                                          ----------------
                                           1995     1994
                                          -------  -------
                                              (000'S)
New York                                  $14,264  $16,474
California                                  5,076   10,751
Massachusetts                               6,720    8,205
Ohio                                        4,748    4,803
Florida                                     4,020    4,414
All other                                  17,016   18,730
                                          -------  -------
                                          $51,844  $63,377
                                          -------  -------
                                          -------  -------

As of December 31, 1995, the Company has restructured mortgage loans totalling $4,891,000, against which there are provisions of $497,000.

5.  INVESTMENTS--LOSSES:

                                              YEARS ENDED
                                             DECEMBER 31,
                                          -------------------
                                          1995   1994   1993
                                          -----  -----  -----
                                                (000'S)
Realized losses:
Mortgage loans                            $  (1) $(722) $ (96)
Real estate                                 (32)    --     (7)
Stocks                                       --     --     (1)
                                          -----  -----  -----
                                          $ (33) $(722) $(104)
                                          -----  -----  -----
                                          -----  -----  -----
Changes in unrealized losses:
Mortgage loans                            $(672) $   0  $   0
                                          -----  -----  -----
                                          -----  -----  -----

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve and amortized into income over the remaining contractual life of the security sold. The realized capital gains credited to the interest maintenance reserve were $960,000, $936,000 and $1,081,000 in 1995, 1994 and
1993, respectively. All gains are net of applicable taxes.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  INVESTMENT INCOME:
Net investment income consisted of:

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------
                                           1995     1994     1993
                                          -------  -------  -------
                                                   (000'S)
Interest income from bonds                $13,020   15,562  $18,180
Interest income from mortgage loans         5,882    6,875    7,290
Real estate investment income (loss)          (52)     (85)     572
Other investment income                       170      117       69
                                          -------  -------  -------
    Gross investment income                19,020   22,469   26,111
Investment expenses                           570      522      829
                                          -------  -------  -------
                                          $18,450  $21,947  $25,282
                                          -------  -------  -------
                                          -------  -------  -------

7.  WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                           DECEMBER 31, 1995
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                                (000'S)
Subject to discretionary withdrawal
  --with market value adjustment          $ 81,085     16.9%
  --at book value less surrender charges
   (surrender charge > 5%)                 103,767     21.6%
  --at book value (minimal or no charge
   or adjustment)                          275,075     57.3%
Not subject to discretionary withdrawal
 provision                                  20,181      4.2%
                                          --------  -----
Total annuity actuarial reserves and
 deposit liabilities                      $480,108    100.0%
                                          --------  -----
                                          --------  -----

                                           DECEMBER 31, 1994
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                                (000'S)
Subject to discretionary withdrawal
  --with market value adjustment          $ 35,768      7.7%
  --at book value less surrender charges
   (surrender charge > 5%)                 181,770     39.3%
  --at book value (minimal or no charge
   or adjustment)                          226,854     49.1%
Not subject to discretionary withdrawal
 provision                                  17,994      3.9%
                                          --------  -----
Total annuity actuarial reserves and
 deposit liabilities                      $462,386    100.0%
                                          --------  -----
                                          --------  -----

8.  RETIREMENT PLANS:
The Company participates with Sun Life (Canada) and Sun Life of Canada (U.S.) in a non-contributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.  RETIREMENT PLANS (CONTINUED):
The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of a variable accumulation fund contract held in a separate account of Sun Life (Canada).

On January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 87, "Employers Accounting for Pensions," which is in accordance with generally accepted accounting principles.

The following table sets forth the funded status for the pension plan (for Sun Life (Canada), Sun Life of Canada (U.S.), Sun Investment Services Company, another wholly-owned subsidiary of Sun Life of Canada (U.S.), and the Company) at December 31, 1995 and 1994:

                                          TOTAL PENSION PLAN
                                          ------------------
                                            1995      1994
                                          --------  --------
                                               (000'S)
Actuarial present value of benefit
 obligations:
Vested benefit obligations                $(40,949) $(38,157)
Accumulated benefit obligation             (42,452)  (39,686)
                                          --------  --------
                                          --------  --------
Projected benefit obligation for service
 rendered to date                         $(60,885) $(53,494)
Plan assets at fair value                  117,178   101,833
                                          --------  --------
Difference between plan assets and
 projected benefit obligations              56,293    48,339
Unrecognized net (gain) loss from past
 experience different from that assumed
 and effects of changes in assumptions      (9,016)   (1,238)
Unrecognized net asset at January 1,
 1994 being recognized
 over 17 years                             (30,842)  (32,898)
                                          --------  --------
(Accrued) prepaid pension cost included
 in other assets                          $ 16,435  $ 14,203
                                          --------  --------
                                          --------  --------

The components of the 1995 and 1994 pension cost for the pension plan were:

                                           TOTAL PENSION PLAN
                                          ---------------------
                                           1995        1994
                                          -------  ------------
                                                 (000'S)
Service cost                              $ 3,390    $ 2,847
Interest cost                               4,051      3,769
Actual return on plan assets              (16,388)    (8,294)
Net amortization and deferral               6,715       (817)
                                          -------  ------------
Net pension income                        $(2,232)   $(2,495)
                                          -------  ------------
                                          -------  ------------

The Company's share of the group's accrued pension cost at December 31, 1995 and 1994 was $97,000 and $79,000, respectively. The Company's share of net periodic pension cost was $18,000 and $79,000, respectively.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4.5%, respectively. The expected long-term rate of return on assets was 7.5%.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.  RETIREMENT PLANS (CONTINUED):
The Company also participates with Sun Life (Canada), Sun Life of Canada (U.S.) and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Employer contributions were $21,000, $17,000 and $14,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

9.  OTHER POST-RETIREMENT BENEFIT PLANS:
In addition to pension benefits the Company provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employers Accounting for Post-retirement Benefits other than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides service. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize this obligation of approximately $52,000 over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $7,000 in 1995, $5,000 in 1994 and $14,000 in 1993. The
Company's post-retirement health care plans currently are not funded.

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's balance sheet:

                                             DECEMBER 31,
                                          ------------------
                                            1995      1994
                                          --------  --------
Accumulated post-retirement benefit
 obligation:
Retirees                                  $      0  $      0
Fully eligible active plan participants          0         0
Other active plan participants             (19,000)  (11,000)
                                          --------  --------
  Total                                    (19,000)  (11,000)
Plan assets at market value                      0         0
                                          --------  --------
Accumulated post-retirement benefit
 obligation in excess of plan assets       (19,000)  (11,000)
Unrecognized gains from past experience    (44,000)  (50,000)
Unrecognized transition obligation          37,000    42,000
                                          --------  --------
Accrued post-retirement benefit cost      $(26,000) $(19,000)
                                          --------  --------
                                          --------  --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.  OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED):
Net periodic post-retirement benefit cost components:

                                            YEARS ENDED
                                            DECEMBER 31,
                                          ----------------
                                           1995     1994
                                          -------  -------
Service cost--benefits earned             $ 5,000  $ 3,000
Interest cost on accumulated
 post-retirement benefit obligation         1,000    1,000
Amortization of transition obligation       5,000    5,000
Net amortization and deferral              (4,000)  (4,000)
                                          -------  -------
Net periodic post-retirement benefit
 cost                                     $ 7,000  $ 5,000
                                          -------  -------
                                          -------  -------

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1995 and 8.0% in 1994 and the assumed health care cost trend rate was 12.0% graded to 6% over 10 years after which it remains constant.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the post-retirement benefit obligation as of December 31, 1995 by $8,000 and the estimated service and interest cost components of the net periodic post-retirement benefit cost for 1995 by $3,000.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994:

                                                      1995                            1994
                                          -----------------------------   -----------------------------
                                             CARRYING                        CARRYING
                                              AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                          --------------   ------------   --------------   ------------
                                                                     (000'S)
ASSETS
Bonds                                        $132,026        $  136,853      $188,460        $  186,238
Mortgages                                      51,844            53,718        63,377            63,193
                                          --------------   ------------   --------------   ------------
Total                                        $183,870        $  190,571      $251,837        $  249,431
                                          --------------   ------------   --------------   ------------
                                          --------------   ------------   --------------   ------------
LIABILITIES
Individual annuities                         $138,661        $  137,463      $221,675        $  200,582
                                          --------------   ------------   --------------   ------------
                                          --------------   ------------   --------------   ------------

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated using prices for publicly traded bonds of similar credit risk and maturity and repayment characteristics.

The fair values of the Company's general account reserves and liabilities under investment-type contracts (insurance and annuity contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):
The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.

11. STATUTORY INVESTMENT VALUATION RESERVES:
The asset valuation reserve (AVR) provides a reserve for losses from investments in bonds, stocks, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve (IMR) and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR.

                                               1995            1994
                                          --------------  --------------
                                           AVR     IMR     AVR     IMR
                                          ------  ------  ------  ------
                                             (000'S)         (000'S)
Balance, beginning of year                $1,764  $1,778  $1,904  $1,920
Realized capital gains (losses), net of
 tax                                         (22)    624    (127)    609
Amortization of investment gains               0    (754)      0    (751)
Unrealized investment losses                (672)      0    (527)      0
Required by formula                          476       0     514       0
                                          ------  ------  ------  ------
Balance, end of year                      $1,546  $1,648  $1,764  $1,778
                                          ------  ------  ------  ------
                                          ------  ------  ------  ------

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSE:
Activity in the liability for unpaid claims and claim adjustment expense is summarized below.

                                                           DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                              (000'S)
 Balance at January 1                                $ 2,322  $ 1,648  $   659
 Claims Incurred                                       4,789    2,930    2,587
 Claims Paid                                          (2,791)  (2,256)  (1,598)
                                                     -------  -------  -------
 Balance at December 31                              $ 4,320  $ 2,322  $ 1,648
                                                     -------  -------  -------
                                                     -------  -------  -------

The information presented above includes unpaid benefit claims and claim adjustment expenses for the group life and group long term disability contracts. As of December 31, 1995 and 1994 the unpaid claim and claim adjustment liability for these contracts is included in Policy Reserves on the Balance Sheet.

13. FEDERAL INCOME TAXES:
The Company files a consolidated federal income tax return with Sun Life of Canada (U.S.) and other affiliates. Federal income taxes are calculated as if the Company filed a return as a separate company. No provision is recognized for timing differences which may exist between financial statement and taxable

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

13. FEDERAL INCOME TAXES (CONTINUED):
income. Such differences include reserves, depreciation and accrual of market discount on bonds. The Company made cash payments to Sun Life of Canada (U.S.) of $2,421,000, $725,000 and $3,472,000 during 1995, 1994 and 1993, respectively.

14. LEASE COMMITMENTS:
The Company leases two separate facilities for its annuity operations and group sales office. Both leases commenced in March, 1994.

Future minimum lease commitments are as follows:

 YEAR ENDING
 DECEMBER 31,
 ------------------------------  AMOUNT
                                 ------
                                 (000'S)
 1996                            $ 225
 1997                              225
 1998                              225
 1999                              221
 2000                              221
 Thereafter                        823
                                 ------
 Total                           $1,940
                                 ------
                                 ------

Rent expense under these and prior leases in 1995, 1994 and 1993 amounted to $336,000, $307,000 and $286,000, respectively.

15. RISK-BASED CAPITAL:
Effective December 31, 1993 the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements for 1995 and 1994.

16. NEW ACCOUNTING PRONOUNCEMENT:
In April 1993, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises." Under this new interpretation, annual financial statements of mutual life insurance enterprises for fiscal years beginning after December 15, 1992, shall provide a brief description that financial statements prepared on the basis of statutory accounting practices will no longer be described as prepared in conformity with generally accepted accounting principles. In January 1995, Statement of Financial Accounting Standards No. 120 (SFAS No. 120), "Accounting and Reporting by Mutual Life Insurance Enterprises for Certain Long Duration Participating Contracts" was issued. SFAS No. 120 delays the effective date of Interpretation No. 40 until fiscal years beginning after December 15, 1995.

Beginning In 1996, the Company will file financial statements prepared in accordance with all applicable pronouncements that define generally accepted accounting principles for all enterprises.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
WELLESLEY HILLS, MASSACHUSETTS

We have audited the accompanying balance sheets of Sun Life Insurance and Annuity Company of New York (a wholly-owned subsidiary of Sun Life Assurance Company of Canada) as of December 31, 1995 and 1994, and the related statements of operations, capital stock and surplus, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 7, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted pursuant to Instruction J (2) (c) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Omitted pursuant to Instruction J (2) (c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted pursuant to Instruction J (2) (c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to Instruction J (2) (c) to Form 10-K.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.  Financial statements (set forth in Item 8):

          -   Balance Sheets as of December 31, 1995 and December 31, 1994.

          - Statements of Operations for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          - Statements of Capital Stock and Surplus for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          - Statements of Cash Flows for each of the three years ended December 31, 1995, December 31, 1994 and December 31, 1993.

          - Notes to Financial Statements, Years Ended December 31, 1995, 1994 and 1993.

          -   Independent Auditors' Report.

(a)   2.  Financial statement schedules (set forth below):

          - Schedule I - Summary of Investments, Other than Investments in Affiliates.

          -   Schedule VI - Summary of Reinsurance.

          -   Independent Auditors' Report.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                SCHEDULE I

       SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                               (in 000's)

                                                                AMOUNT AT WHICH
                                                                 SHOWN IN THE
TYPE OF INVESTMENT                      COST          VALUE      BALANCE SHEET
------------------                   --------       --------    ---------------

Bonds:
 United States government
 and government agencies
 and authorities                     $ 11,243       $ 11,560       $ 11,243
Foreign governments                     1,824          1,981          1,824
Public utilities                       39,018         40,247         39,018
All other corporate bonds              72,904         76,028         72,904
                                     --------       --------       --------
 Total bonds                          124,989        129,816        124,989

Mortgage loans                         51,844         xxxxxx         51,844
Policy loans                              476         xxxxxx            476
Short-term investments                  7,037         xxxxxx          7,037
                                     --------       --------       --------

Total investments                    $184,346         xxxxxx       $184,346
                                     --------       --------       --------
                                     --------       --------       --------

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                SCHEDULE VI

                          SUMMARY OF REINSURANCE

                               (in 000's)

                                                   CEDED TO
                                     GROSS           OTHER            NET
                                     AMOUNT        COMPANIES         AMOUNT
                                   ----------      ---------       ----------
 1995
Life Insurance In Force            $1,963,789       $300,314       $1,663,475
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------

Premiums
  Life Insurance                   $    5,848       $    917       $    4,931
  Accident and Health                   1,862            456            1,406
                                   ----------      ---------       ----------
Total Premiums                     $    7,710       $  1,373       $    6,337
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------


 1994
Life Insurance In Force            $1,699,729       $264,144       $1,435,585
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------

Premiums
  Life Insurance                   $    4,524       $    633       $    3,891
  Accident and Health                     779             51              728
                                   ----------      ---------       ----------

Total Premiums                     $    5,303      $     684       $    4,619
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------


 1993
Life Insurance In Force            $  987,356      $164,318        $  823,038
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------

Premiums
  Life Insurance                   $    3,184      $    396        $    2,788
  Accident and Health                     562            68               494
                                   ----------      ---------       ----------
Total Premiums                     $    3,746      $    464        $    3,282
                                   ----------      ---------       ----------
                                   ----------      ---------       ----------

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDER
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
NEW YORK, NEW YORK




We have audited the balance sheets of Sun Life Insurance and Annuity Company of New York (wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) as of December 31, 1995 and 1994 and the related statements of operations, capital stock and surplus and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 7, 1996 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information therein set forth.






Deloitte & Touche LLP
Boston, Massachusetts
February 7, 1996

ITEM 14 CONTINUED

(a) 3 and (c).  Exhibits:

   The following Exhibits are incorporated herein by reference:

EXHIBIT NO.

     1 Underwriting Agreement (Filed as Exhibit No. 1 to Registration Statement on Form S-1 (Reg. No. 33-1079)).

     3 Declaration of Intent and Charter and By-Laws (filed as Exhibits 3(a) and 3(b), respectively, to the Registration Statement on Form S-1
         (Reg. No. 33-1079)).

     4 Combination Fixed/Variable Group Annuity Contract and Certificate (filed as Exhibit 4 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 33-1079)); Combination Fixed/Variable single premium Annuity Contract (filed as Exhibit 4 to the Registration Statement on Form S-1 (Reg. No. 33-58482)).

     5 Opinion Re: Legality (filed as Exhibit 5 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 33-1079) and as Exhibit 5 to the Registration Statement on Form S-1 (Reg No. 33-58482)).

     6 Opinion Re: Tax Matters (filed as Exhibit 6 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 33-1079)).

     24   Powers of Attorney (filed herewith).

     27   Financial Data Schedule (file herwith).

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter.

(d)  No additional financial statements are required to be filed.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Sun Life Insurance and Annuity Company of New York

                                (Registrant)


                                             By:*  /s/ JOHN D. McNEIL
                                                   -------------------
                                                   John D. McNeil, Chairman

                                Date:        March 28, 1996
                                             -----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*/s/ JOHN D. McNEIL                           */s/  JOHN R. GARDNER
-----------------------                       ---------------------------
John D. McNeil                                 John R. Gardner
Chairman and Director                          President and Director
(Principal Executive Officer)

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------


*/s/ L. BROCK THOMSON                         */s/ RICHARD B. BAILEY
-----------------------                       ---------------------------
L. Brock Thomson                               Richard B. Bailey
Vice President and Treasurer                   Director
(Principal Financial & Accounting Officer)

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------


*/s/ A. KEITH BRODKIN                         */s/ FIORAVANTE G. PERROTTA
-----------------------                       ---------------------------
A. Keith Brodkin                               Fioravante G. Perrotta
Director                                       Director

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------


*/s/ JOHN S. LANE                             */s/ RALPH F. PETERS
-----------------------                       ---------------------------
John S. Lane                                   Ralph F. Peters
Director                                       Director

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------



____________
    *  By Bonnie S. Angus pursuant to Power of Attorney filed herewith

*/s/ DAVID D. HORN                            */s/ PAMELA T. TIMMINS
-----------------------                       ---------------------------
David D. Horn                                  Pamela T. Timmins
Senior Vice President and Director             Director

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------


*/s/ JOHN G. IRELAND                          */s/ ANGUS A. MACNAUGHTON
-----------------------                       ---------------------------
John G. Ireland                                Angus A. MacNaughton
Director                                       Director

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------


*/s/ EDWARD M. LAMONT                         */s/ M. COLYER CRUM
-----------------------                       ---------------------------
Edward M. Lamont                               M. Colyer Crum
Director                                       Director

Date:   March 28, 1996                         Date:    March 28, 1996
        ---------------                                 ---------------




____________
    *  By Bonnie S. Angus pursuant to Power of Attorney filed herewith