Form 10-Q
period 1996-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1996-05-15
CIK 779955

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                    33-58482
For Quarter Ended March 31, 1996             Commission File Number 33-1079



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

                                   INDEX

                                                                        Page
                                                                       Number

Part I:  Financial Information

   Item 1: Financial Statements:*

                Balance Sheets -
                     March 31, 1996 and December 31, 1995*                 3

                Statements of Operations -
                     Three Months Ended
                     March 31, 1996 and March 31, 1995                     4

                Statements of Capital Stock and Surplus -
                     Three Months Ended
                     March 31, 1996 and March 31, 1995                     5

                Statements of Cash Flows -
                     Three Months Ended
                     March 31, 1996 and March 31, 1995                     6


                Notes to Unaudited Financial Statements                    7


   Item 2:      Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8

Part II:  Other Information

                NONE

     * The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                          PART 1: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                 BALANCE SHEETS

                                                (UNAUDITED)   (SEE NOTE BELOW)
                                                 MARCH 31,       DECEMBER 31,
   ASSETS                                          1996              1995
                                               ------------      ------------
Bonds                                          $129,693,184      $132,026,064
Mortgage loans                                   48,316,508        51,843,936
Policy loans                                        515,702           476,194
Cash                                                498,472         1,267,905
Investment income due and accrued                 2,863,385         3,255,286
Other assets                                        450,939           443,663
                                               ------------      ------------

General account assets                          182,338,190       189,313,048
                                               ------------      ------------

Separate account assets
   Unitized                                     255,076,536       250,782,417
   Non-unitized                                  80,606,212        81,110,554
                                               ------------      ------------

Total assets                                   $518,020,938      $521,206,019
                                               ------------      ------------
                                               ------------      ------------


   LIABILITIES

Policy reserves                                $ 24,333,564      $ 23,548,885
Annuity and other deposits                      119,787,747       129,743,536
Accrued expenses and taxes                          409,367           376,573
Other liabilities                                   810,877           906,238
Due to parent and affiliates - net                1,014,777        (1,292,878)
Due to separate accounts                          1,227,171         1,036,679
Interest maintenance reserve                      1,702,453         1,648,375
Asset valuation reserve                           1,476,427         1,545,857
                                               ------------      ------------

General account liabilities                     150,762,383       157,513,265
                                               ------------      ------------

Separate account liabilities
   Unitized                                     254,909,934       250,617,786
   Non-unitized                                  80,606,212        81,110,554
                                               ------------      ------------

Total liabilities                               486,278,529       489,241,605
                                               ------------      ------------


   CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000
Authorized, issued and outstanding
    2,000 shares                                  2,000,000         2,000,000
Surplus                                          29,742,409        29,964,414
                                               ------------      ------------

Total capital stock and surplus                  31,742,409        31,964,414
                                               ------------      ------------

Total liabilities, capital stock and surplus   $518,020,938      $521,206,019
                                               ------------      ------------
                                               ------------      ------------

 Note: The balance sheet at December 31, 1995 has been taken from the audited financials at that date.

                  See notes to unaudited financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED MARCH 31,
                                                    1996             1995
                                                 -----------      -----------
    INCOME

Premiums and annuity considerations              $ 3,195,110      $ 2,452,911
Annuity and other deposit funds                    2,542,860       23,052,514
Net investment income                              3,556,647        5,099,317
Amortization of interest maintenance reserve         183,397          185,659
Realized losses on investments                             0         (450,000)
Mortality and expense risk charges                   836,799          689,407
                                                 -----------      -----------

                                                  10,314,813       31,029,808
                                                 -----------      -----------



   BENEFITS AND EXPENSES

Increase in policy reserves                         784,679          110,011
Decrease in liability for annuity
 and other deposit funds                          (9,955,789)     (15,205,795)
Death, health benefits and annuity payments        1,947,339        2,267,334
Annuity and other deposit fund withdrawals        15,205,960       19,614,846
Surplus transfer to separate account                 190,492        2,203,434
Transfers to (from) non-unitized separate account    (39,146)      20,043,133
                                                 -----------      -----------
                                                   8,133,535       29,032,963


General expenses                                   1,237,168        1,731,491
Commissions                                          684,118        1,173,484
Taxes, licenses and fees                             176,346          126,453
                                                 -----------      -----------

                                                  10,231,167       32,064,391
                                                 -----------      -----------


Net income (loss) from operations before
   federal income tax                                 83,646       (1,034,583)

Federal income tax expense (benefit)                 262,129         (847,325)
                                                 -----------      -----------

Net loss                                         $  (178,483)     $  (187,258)
                                                 -----------      -----------
                                                 -----------      -----------


                  See notes to unaudited financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                   STATEMENTS OF CAPITAL STOCK AND SURPLUS


                                                  THREE MONTHS ENDED MARCH 31,
                                                     1996             1995
                                                 -----------      -----------
Capital stock                                    $ 2,000,000      $ 2,000,000


Paid-in surplus                                   28,750,000       28,750,000


Special contingency reserve                          750,000          750,000


Unassigned surplus

Balance, beginning of period                         464,414          (90,931)

Net loss                                            (178,483)        (187,258)


Unrealized losses                                   (125,000)               0


Change in non-admitted assets                         10,077           21,471


Change in separate account surplus                     1,971            2,106


Change in asset valuation reserve                     69,430         (244,609)
                                                 -----------      -----------


Balance, end of period                               242,409         (499,221)
                                                 -----------      -----------


Total surplus                                     29,742,409       29,000,779
                                                 -----------      -----------


Total capital stock and surplus                  $31,742,409      $31,000,779
                                                 -----------      -----------
                                                 -----------      -----------


                 See notes to unaudited financial statements.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                         STATEMENTS OF CASH FLOWS


                                                    THREE MONTHS ENDED MARCH 31,
                                                        1996             1995
                                                    ------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss from operations                          $   (178,483)     $   (187,258)

  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH:

  Increase in policy reserves                            784,679           110,011

  Decrease in liability for annuity
   and other deposit funds                            (9,955,789)      (15,205,795)

  Decrease in investment income
    due and accrued                                      391,901           382,829

  Net accrual and amortization of discount
    and premium on investments                            66,078            68,935

  Realized losses on investments                               0           450,000

  Change in non-admitted assets                           10,077            21,471

  Other                                                2,442,873           384,414
                                                    ------------      ------------

  Net cash used in operating activities               (6,438,664)      (13,975,393)
                                                    ------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale and maturity of investments      19,824,304        31,537,439

  Purchase of investments                             (6,249,706)      (18,448,820)

  Net change in short-term investments                (7,905,367)        2,078,894
                                                    ------------      ------------

  Net cash provided by investing activities            5,669,231        15,167,513
                                                    ------------      ------------


  Increase (decrease) in cash during the period         (769,433)        1,192,120

  Cash, beginning of period                            1,267,905          (756,378)
                                                    ------------      ------------

  Cash, end of period                               $    498,472      $    435,742
                                                    ------------      ------------
                                                    ------------      ------------



                    See notes to unaudited financial statements.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $424,000 and $506,000 for the three month periods in 1996 and 1995, respectively.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


The Registrant had net losses of $178,000 and $187,000 in the three month periods ended March 31, 1996 and March 31, 1995, respectively.

Total income for the three months ended March 31, 1996 was $10,315,000, a decrease of $20,715,000 from the same period one year ago. The decrease was primarily the result of decreases in annuity sales and net investment income. The decrease in annuity sales was due directly to lower credited rates, while the decrease in net investment income was due to a decline in invested assets, primarily the result of the Registrant selling fixed income securities to cover maturing annuity deposit fund obligations.

Policyholder benefits for the three months ended March 31, 1996 decreased $20,899,000 to $8,134,000. The decrease was primarily due to a decrease in transfers to the non-unitized separate account, the result of a decrease in sales of the Registrant's market-value adjusted deferred annuity contract.

General expenses and commissions decreased by $984,000 for the three month period ended March 31, 1996 as a result of a decrease in annuity sales.

Federal income taxes increased $1,110,000 over the same period one year ago as a result of an under-accrued income tax provision at March 31, 1995.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sun Life Insurance and
                                       Annuity Company of New York




May 13, 1996                                 /s/ Robert P. Vrolyk
                                       ----------------------------
                                       Robert P. Vrolyk
                                       Vice President, Controller
                                       and Actuary





May 13, 1996                                 /s/ Bonnie S. Angus
                                       ----------------------------
                                       Bonnie S. Angus
                                       Secretary