Form 10-Q/A
period 1996-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1996-09-17
CIK 779955

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                       33-58482
For Quarter Ended June 30, 1996                  Commission File Number 33-1079



               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            New York                                    04-2845273
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


   80 Broad Street, New York, New York                                 10004
- ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code           (212) 943-3855
                                                         ----------------------



                                      NONE
              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1) Yes   X    No
                           (2) Yes   X    No


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                   INDEX

                                                                         Page
                                                                        Number

Part I:   Financial Information

          Item 1: Financial Statements:*

                  Balance Sheets -
                     June 30, 1996 and December 31, 1995                     3

                  Statements of Operations -
                     Three Months Ended June 30, 1996 and June 30, 1995      4

                  Statements of Operations -
                     Six Months Ended June 30, 1996 and June 30, 1995        5

                  Statements of Capital Stock and Surplus -
                     Six Months Ended June 30, 1996 and June 30, 1995        6

                  Statements of Cash Flows -
                     Six Months Ended June 30, 1996 and June 30, 1995        7

                  Notes to Unaudited Financial Statements                    8

          Item 2: Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9

Part II:  Other Information

          NONE



* The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                          ITEM 1. FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                 BALANCE SHEETS

                                               (UNAUDITED)     (SEE NOTE BELOW)
                                                 JUNE 30,        DECEMBER 31,
   ASSETS                                          1996              1995
                                               ------------      ------------

Bonds                                          $125,114,320      $132,026,064
Mortgage loans                                   43,134,383        51,843,936
Real estate                                       1,387,908                 0
Policy loans                                        606,027           476,194
Cash                                                363,896         1,267,905
Investment income due and accrued                 2,690,651         3,255,286
Other assets                                        323,592           443,663
                                               ------------      ------------

General account assets                          173,620,777       189,313,048
                                               ------------      ------------

Separate account assets
   Unitized                                     263,093,886       250,782,417
   Non-unitized                                  80,956,984        81,110,554
                                               ------------      ------------

Total assets                                   $517,671,647      $521,206,019
                                               ------------      ------------
                                               ------------      ------------


   LIABILITIES

Policy reserves                                $ 24,797,523      $ 23,548,885
Annuity and other deposits                      109,595,601       129,743,536
Accrued expenses and taxes                          451,482           376,573
Other liabilities                                   788,818           906,238
Due to (from) parent and affiliates - net         1,021,978        (1,292,878)
Due to separate accounts                             73,891         1,036,679
Interest maintenance reserve                      1,534,735         1,648,375
Asset valuation reserve                           1,710,143         1,545,857
                                               ------------      ------------

General account liabilities                     139,974,171       157,513,265
                                               ------------      ------------

Separate account liabilities
   Unitized                                     262,925,319       250,617,786
   Non-unitized                                  80,956,984        81,110,554
                                               ------------      ------------

Total liabilities                               483,856,474       489,241,605
                                               ------------      ------------


   CAPITAL AND SURPLUS

Capital stock - Par value $1,000:
    Authorized, issued and outstanding
    2,000 shares                                  2,000,000         2,000,000
Surplus                                          31,815,173        29,964,414
                                               ------------      ------------

Total capital stock and surplus                  33,815,173        31,964,414
                                               ------------      ------------

Total liabilities, capital stock and surplus   $517,671,647      $521,206,019
                                               ------------      ------------
                                               ------------      ------------


Note: The balance sheet at December 31, 1995 has been taken from the audited financials at that date.

                      See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED JUNE 30,
   INCOME                                                        1996            1995
                                                             ------------    ------------

Premiums and annuity considerations                          $  2,783,666    $  3,124,693
Annuity and other deposit funds                                 3,191,354      12,917,230
Net investment income                                           3,758,326       4,667,728
Amortization of interest maintenance reserve                      189,400         176,357
Realized losses on investments                                   (599,526)       (222,277)
Mortality and expense risk charges                                865,104         726,103
                                                             ------------    ------------

                                                               10,188,324      21,389,834
                                                             ------------    ------------


   BENEFITS AND EXPENSES

Increase in policy reserves                                       463,959         617,718
Decrease in liability for annuity and other deposit funds     (10,192,146)    (18,727,088)
Death, health benefits and annuity payments                     1,984,363       2,111,892
Annuity and other deposit fund withdrawals                     14,173,214      23,491,384
Surplus transfer to (from) separate account                    (1,153,280)      1,633,928
Transfers to non-unitized separate account                        635,329       9,819,463
                                                             ------------    ------------

                                                                5,911,439      18,947,297


General expenses                                                1,301,687       1,401,949
Commissions                                                       583,165         866,779
Taxes, licenses and fees                                          224,269         215,509
                                                             ------------    ------------

                                                                8,020,560      21,431,534
                                                             ------------    ------------


NET INCOME (LOSS) FROM OPERATIONS BEFORE
   FEDERAL INCOME TAX                                           2,167,764         (41,700)

Federal income tax expense (benefit)                              473,324        (991,398)
                                                             ------------    ------------

NET INCOME                                                   $  1,694,440    $    949,698
                                                             ------------    ------------
                                                             ------------    ------------


                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                               SIX MONTHS ENDED JUNE 30,
   INCOME                                                        1996             1995
                                                             ------------     ------------
Premiums and annuity considerations                          $  5,978,776     $  5,577,604
Annuity deposit funds                                           5,734,214       35,969,744
Net investment income                                           7,314,973        9,767,045
Amortization of interest maintenance reserve                      372,797          362,016
Realized losses on investments                                   (599,526)        (672,277)
Mortality and expense risk charges                              1,701,903        1,415,510
                                                             ------------     ------------

                                                               20,503,137       52,419,642
                                                             ------------     ------------


   BENEFITS AND EXPENSES

Increase in actuarial reserves                                  1,248,638          727,729
Decrease in liability for annuity and other deposit funds     (20,147,935)     (33,932,883)
Death, health benefits and annuity payments                     3,931,702        4,379,226
Annuity deposit fund withdrawals                               29,379,174       43,106,230
Surplus transfer to (from) separate account                      (962,788)       3,837,362
Transfers to non-unitized separate account                        596,183       29,862,596
                                                             ------------     ------------

                                                               14,044,974       47,980,260


General expenses                                                2,538,855        3,133,440
Commissions                                                     1,267,283        2,040,263
Taxes, licenses and fees                                          400,615          341,962
                                                             ------------     ------------

                                                               18,251,727       53,495,925
                                                             ------------     ------------


NET INCOME (LOSS) FROM OPERATIONS BEFORE
   FEDERAL INCOME TAX                                           2,251,410       (1,076,283)

Federal income tax expense (benefit)                              735,453       (1,838,723)
                                                             ------------     ------------

NET INCOME                                                   $  1,515,957     $    762,440
                                                             ------------     ------------
                                                             ------------     ------------


                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                     STATEMENTS OF CAPITAL STOCK AND SURPLUS




                                               SIX MONTHS ENDED JUNE 30,
                                                 1996            1995
                                              -----------     -----------
CAPITAL STOCK                                 $ 2,000,000     $ 2,000,000

PAID-IN SURPLUS
Balance, beginning of period                   28,750,000      28,750,000
Transfer from special contingency reserve         750,000               0
                                              -----------     -----------
Balance, end of period                         29,500,000      28,750,000

SPECIAL CONTINGENCY RESERVE
Balance, beginning of period                      750,000         750,000
Transfer to paid-in-surplus                      (750,000)              0
                                              -----------     -----------
Balance, end of period                                  0         750,000

UNASSIGNED SURPLUS

Balance, beginning of period                      464,414         (90,931)

Net income                                      1,515,957         762,440

Unrealized losses                                 474,526               0

Change in non-admitted assets                      20,626          31,138

Change in separate account surplus                  3,936           4,256

Change in asset valuation reserve                (164,286)        119,885
                                              -----------     -----------

Balance, end of period                          2,315,173         826,788
                                              -----------     -----------

TOTAL SURPLUS                                  31,815,173      30,326,788
                                              -----------     -----------

TOTAL CAPITAL STOCK AND SURPLUS               $33,815,173     $32,326,788
                                              -----------     -----------
                                              -----------     -----------


                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF CASH FLOWS


                                                               SIX MONTHS ENDED JUNE 30,
                                                                 1996             1995
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from operations                                   $  1,515,957     $    762,440

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH:

Increase in policy reserves                                     1,248,638          727,729

Decrease in liability for annuity and other deposit funds     (20,147,935)     (33,932,883)

Decrease in investment income due and accrued                     564,635          638,535

Net accrual and amortization of discount and
  premium on investments                                          108,673          122,463

Realized losses on investments                                    599,526          672,277

Change in non-admitted assets                                      20,626           31,138

Other                                                             598,721        1,780,919
                                                             ------------     ------------

Net cash used in operating activities                         (15,491,159)     (29,197,382)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and maturity of investments                 40,082,037       71,937,645

Purchase of investments                                       (23,880,322)     (36,857,639)

Net change in short-term investments                           (1,614,565)      (4,064,207)
                                                             ------------     ------------

Net cash provided by investing activities                      14,587,150       31,015,799
                                                             ------------     ------------

Increase (decrease) in cash during the period                    (904,009)       1,818,417

Cash, beginning of period                                       1,267,905         (756,378)
                                                             ------------     ------------

Cash, end of period                                          $    363,896    $   1,062,039
                                                             ------------     ------------
                                                             ------------     ------------

                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) GENERAL

In management s opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) MANAGEMENT AND SERVICE CONTRACTS

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $454,000 and $878,000 for the three and six month periods in 1996 and approximately $388,000 and $894,000 for the three and six month periods in 1995, respectively.

                                     ITEM 2

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Registrant had net income of $1,694,000 and $1,516,000 for the three and six month periods ended June 30, 1996 as compared to $950,000 and $762,000 for the same periods ended June 30, 1995. The $744,000 and $754,000 increase between periods was due primarily to a decrease in the surplus transfer to the separate account offset by a decrease in net investment income and an increase in federal income tax expense.

Total income decreased by $11,202,000 and $31,917,000 for the three and six month periods ended June 30, 1996 as compared with the same periods in 1995 primarily as a result of decreases in annuity sales and net investment income. The decrease in annuity sales was due directly to lower crediting rates, while the decrease in net investment income was due to a decline in invested assets, the result of the Registrant selling fixed income securities to cover maturing annuity deposit fund obligations.

Policyholder benefits decreased by $13,036,000 and $33,935,000 for the three and six month periods ended June 30, 1996 as compared with the same periods in 1995 as a result of decreases in transfers to the non-unitized separate account and surplus transfer to the separate account. The decrease in transfers to the non-unitized separate account was due to a decrease in sales of the Registrant's market-value adjusted deferred annuity contract. The decrease in the surplus transfer to the separate account was due primarily to a decrease in annuity sales during the current period, as compared to 1995 when a high volume of fixed annuity sales, coupled with a steep drop in interest rates, made it difficult to acquire assets to support the guarantees of the product.

General expenses and commissions decreased by $384,000 and $1,368,000 for the three and six month periods ended June 30, 1996 as a result of a decrease in annuity sales.

The increase in federal income taxes for the three and six month periods ended June 30, 1996 was due primarily to an under-accrued income tax provision at June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sun Life Insurance and Annuity Company of New York


August 9, 1996
                              ------------------------------------
                              David D. Horn, Senior Vice President




August 9, 1996
                              ------------------------------------
                              Bonnie S. Angus, Secretay

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Sun Life Insurance and Annuity Company of New York


August 9, 1996                  /s/ David D. Horn
                              ------------------------------------
                              David D. Horn, Senior Vice President




August 9, 1996                  /s/ Bonnie S. Angus
                              ------------------------------------
                              Bonnie S. Angus, Secretay