Form 10-Q
period 1996-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1996-11-13
CIK 779955

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                                                                       33-58482
For Quarter Ended September 30, 1996             Commission File Number 33-1079



               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                     04-2845273
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



   80 Broad Street, New York, New York                           10004
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code        (212) 943-3855
                                                   ----------------------------


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

                                        (1) Yes  _X_   No  ___
                                        (2) Yes  _X_   No  ___


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                                     INDEX

                                                                           Page
                                                                          Number

Part I:  Financial Information

         Item 1: Financial Statements:*

                   Balance Sheets -
                     September 30, 1996 and December 31, 1995                3

                   Statements of Operations -
                     Three Months Ended September 30, 1996 and
                     September 30, 1995                                      4

                   Statements of Operations -
                     Nine Months Ended September 30, 1996 and
                     September 30, 1995                                      5

                   Statements of Capital Stock and Surplus -
                     Nine Months Ended September 30, 1996 and
                     September 30, 1995                                      6

                   Statements of Cash Flows -
                     Nine Months Ended September 30, 1996 and
                     September 30, 1995                                      7

                   Notes to Unaudited Financial Statements                   8

                   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           9

Part II:  Other Information

                   NONE



     * The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date. All other statements are unaudited.

                         ITEM 1. FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                BALANCE SHEETS

                                              (UNAUDITED)      (SEE NOTE BELOW)
                                             SEPTEMBER 30,       DECEMBER 31,
  ASSETS                                          1996               1995
                                              ------------       ------------

Bonds                                         $ 91,419,003       $132,026,064
Mortgage loans                                  42,652,692         51,843,936
Real estate                                      1,369,771                  0
Policy loans                                       647,896            476,194
Cash                                               311,870          1,267,905
Investment income due and accrued                2,177,769          3,255,286
Other assets                                     5,730,604            443,663
                                              ------------       ------------

General account assets                         144,309,605        189,313,048
                                              ------------       ------------

Separate account assets
  Unitized                                     277,315,881        250,782,417
  Non-unitized                                  80,161,606         81,110,554
                                              ------------       ------------

Total assets                                  $501,787,092       $521,206,019
                                              ------------       ------------
                                              ------------       ------------


  LIABILITIES

Policy reserves                               $ 24,555,229       $ 23,548,885
Annuity and other deposits                      79,278,807        129,743,536
Accrued expenses and taxes                         603,947            376,573
Other liabilities                                1,697,773            906,238
Due to (from) parent and affiliates - net        2,562,044         (1,292,878)
Due to (from) separate accounts                 (5,717,310)         1,036,679
Interest maintenance reserve                     1,341,598          1,648,375
Asset valuation reserve                          1,512,677          1,545,857
                                              ------------       ------------

General account liabilities                    105,834,765        157,513,265
                                              ------------       ------------

Separate account liabilities
  Unitized                                     277,145,218        250,617,786
  Non-unitized                                  80,161,606         81,110,554
                                              ------------       ------------

Total liabilities                              463,141,589        489,241,605
                                              ------------       ------------


    CAPITAL AND SURPLUS

Capital stock - Par value $1,000:
     Authorized, issued and outstanding
     2,000 shares                                2,000,000          2,000,000
Surplus                                         36,645,503         29,964,414
                                              ------------       ------------

Total capital stock and surplus                 38,645,503         31,964,414
                                              ------------       ------------

Total liabilities, capital stock and surplus  $501,787,092       $521,206,019
                                              ------------       ------------
                                              ------------       ------------


             Note: The balance sheet at December 31, 1995 has been
                taken from the audited  financials at that date

                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED SEPTEMBER 30,
  INCOME                                                         1996              1995
                                                             -------------     -------------

Premiums and annuity considerations                          $  2,915,344      $  2,984,454
Annuity and other deposit funds                                 4,679,199         4,472,087
Net investment income                                           2,760,560         4,509,944
Amortization of interest maintenance reserve                      163,422           189,274
Realized losses on investments                                   (137,029)         (677,723)
Mortality and expense risk charges                                904,715           778,353
                                                             -------------     -------------

                                                               11,286,211        12,256,389
                                                             -------------     -------------


  BENEFITS AND EXPENSES

(Decrease) increase in policy reserves                           (242,294)          500,221
Decrease in liability for annuity and other deposit funds     (30,316,794)      (16,656,867)
Death, health benefits and annuity payments                     3,635,689         2,582,284
Annuity and other deposit fund withdrawals                     33,057,052        23,290,856
Surplus transfer from separate account                         (5,791,201)       (2,102,070)
Transfers to non-unitized separate account                      1,973,456           166,284
                                                             -------------     -------------

                                                                2,315,908         7,780,708


General expenses                                                1,350,234         1,260,125
Commissions                                                       851,401           702,453
Taxes, licenses and fees                                          166,792            93,291
                                                             -------------     -------------

                                                                4,684,335         9,836,577
                                                             -------------     -------------


NET INCOME FROM OPERATIONS BEFORE FEDERAL INCOME TAX            6,601,876         2,419,812

FEDERAL INCOME TAX EXPENSE                                      1,867,330         2,954,370
                                                             -------------     -------------

NET INCOME (LOSS)                                            $  4,734,546      $   (534,558)
                                                             -------------     -------------
                                                             -------------     -------------



                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS


                                                              NINE MONTHS ENDED SEPTEMBER 30,
  INCOME                                                          1996              1995
                                                              -------------     -------------

Premiums and annuity considerations                           $  8,894,120      $  8,562,058
Annuity deposit funds                                           10,413,413        40,441,831
Net investment income                                           10,075,533        14,276,989
Amortization of interest maintenance reserve                       536,219           551,290
Realized losses on investments                                    (736,555)       (1,350,000)
Mortality and expense risk charges                               2,606,618         2,193,863
                                                              -------------     -------------

                                                                31,789,348        64,676,031
                                                              -------------     -------------


  BENEFITS AND EXPENSES

Increase in actuarial reserves                                   1,006,344         1,227,950
Decrease in liability for annuity and other deposit funds      (50,464,729)      (50,589,750)
Death, health benefits and annuity payments                      7,567,391         6,961,510
Annuity deposit fund withdrawals                                62,436,226        66,397,086
Surplus transfer to (from) separate account                     (6,753,989)        1,735,292
Transfers to non-unitized separate account                       2,569,639        30,028,880
                                                              -------------     -------------

                                                                16,360,882        55,760,968


General expenses                                                 3,889,089         4,393,565
Commissions                                                      2,118,684         2,742,716
Taxes, licenses and fees                                           567,407          435,253
                                                              -------------     -------------

                                                                22,936,062        63,332,502
                                                              -------------     -------------


NET INCOME FROM OPERATIONS BEFORE FEDERAL INCOME TAX             8,853,286         1,343,529

FEDERAL INCOME TAX EXPENSE                                       2,602,783         1,115,647
                                                             -------------     -------------

NET INCOME                                                    $  6,250,503      $    227,882
                                                              -------------     -------------
                                                             -------------     -------------


                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                     STATEMENTS OF CAPITAL STOCK AND SURPLUS




                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                 1996             1995
                                              ------------    ------------
CAPITAL STOCK                                 $ 2,000,000     $ 2,000,000

PAID-IN SURPLUS
Balance, beginning of period                   28,750,000      28,750,000
Transfer from special contingency reserve         750,000               0
                                              ------------    ------------
Balance, end of period                         29,500,000      28,750,000

SPECIAL CONTINGENCY RESERVE
Balance, beginning of period                      750,000         750,000
Transfer to paid-in-surplus                      (750,000)              0
                                              ------------    ------------
Balance, end of period                                  0         750,000

UNASSIGNED SURPLUS

Balance, beginning of period                      464,414         (90,931)


Net income                                      6,250,503         227,882


Unrealized losses                                 361,555               0


Change in non-admitted assets                      29,819          27,460


Change in separate account surplus                  6,032           6,362


Change in asset valuation reserve                  33,180         403,569
                                              ------------    ------------


Balance, end of period                          7,145,503         574,342
                                              ------------    ------------


TOTAL SURPLUS                                  36,645,503      30,074,342
                                              ------------    ------------


TOTAL CAPITAL STOCK AND SURPLUS               $38,645,503     $32,074,342
                                              ------------    ------------
                                              ------------    ------------

                  See notes to unaudited financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                            STATEMENTS OF CASH FLOWS


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1996              1995
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from operations                                    $  6,250,503      $    227,882

ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH:

Increase in policy reserves                                      1,006,344         1,227,950

Decrease in liability for annuity and other deposit funds      (50,464,729)      (50,589,750)

Decrease in investment income due and accrued                    1,077,517           806,935

Net accrual and amortization of discount and
  premium on investments                                           194,984          176,013

Realized losses on investments                                     736,555        1,350,000

Change in non-admitted assets                                       29,819            27,460

Other                                                           (8,351,904)        1,440,410
                                                              -------------     -------------

Net cash used in operating activities                          (49,520,911)      (45,333,100)
                                                              -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale and maturity of investments                  71,504,746        96,914,436

Purchase of investments                                        (28,454,037)      (49,531,245)

Net change in short-term investments                             5,514,167           153,506
                                                              -------------     -------------

Net cash provided by investing activities                       48,564,876        47,536,697
                                                              -------------     -------------

Increase (decrease) in cash during the period                     (956,035)        2,203,597

Cash, beginning of period                                        1,267,905          (756,378)
                                                              -------------     -------------

Cash, end of period                                           $    311,870      $  1,447,219
                                                              -------------     -------------
                                                              -------------     -------------

                  See notes to unaudited financial statements.

               Sun Life Insurance and Annuity Company of New York
                     Notes to Unaudited Financial Statements


(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $366,000 and $1,244,000 for the three and nine month periods in 1996 and approximately $546,000 and $1,440,000 for the three and nine month periods in 1995, respectively.

               Sun Life Insurance and Annuity Company of New York
          Management s Discussion and Analysis of Financial Condition
                           and Results of Operations


The Registrant had net income of $4,735,000 and $6,251,000 for the three and nine month periods ended September 30, 1996 as compared to a net loss of $535,000 and net income of $228,000 for the same periods ended September 30, 1995. The $5,270,000 and $6,023,000 increase between periods was due primarily to a decrease in the surplus transfer to the separate account.

Total income for the three month period ended September 30, 1996 decreased by $970,000 as compared to the same three month period in 1995 as a result of a decrease in net investment income, while total income decreased $32,887,000 for the nine months ended September 30, 1996 as compared with the same period in 1995 primarily as a result of decreases in annuity sales and net investment income. The decrease in annuity sales for the nine month period ended September 30, 1996 was due directly to lower policyholder crediting rates, while the decrease in net investment income for the three and nine month periods ended September 30, 1996 was due to a decline in invested assets, the result of the Registrant selling fixed income securities to cover maturing annuity deposit fund obligations.

Policyholder benefits for the three month period ended September 30, 1996 decreased $5,465,000 as compared to the same period in 1995 as a result of a decrease in the surplus transfer to the separate account, while policyholder benefits decreased $39,400,000 for the nine months ended September 30, 1996 as compared with the same period in 1995 as a result of decreases in transfers to the non-unitized separate account and surplus transfer to the separate account. The decrease in transfers to the non-unitized separate account for the nine month period ended September 30, 1996 was due directly to a decrease in sales of the Registrant's market-value adjusted deferred annuity contract. The decrease in the surplus transfer to the separate account for the three and nine month periods ended September 30, 1996 was due primarily to the release of excess reserves during the current period as a result of cash flow testing and the re-positioning of the investment portfolio to better match liability durations. In addition, current market conditions compare more favorably to 1995 when high volumes of fixed annuity sales, coupled with a steep drop in interest rates, made it difficult to match the new asset streams with the liability streams.

General expenses and commissions increased by $239,000 for the three month period ended September 30, 1996 as a result of an increase in separate account sales during the quarter, while general expenses and commissions decreased by $1,129,000 for the nine month period ended September 30, 1996 as a result of a decrease in fixed annuity sales.

The decrease in federal income taxes for the three month period ended September 30, 1996 was due primarily to an under-accrued income tax provision during the first six months of 1995, while the increase in federal income taxes for the nine month period ended September 30, 1996 was due primarily to an increase in earnings.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sun Life Insurance and Annuity Company of New York


November 14, 1996
                              ----------------------------------------------
                              David D. Horn, Senior Vice President



November 14, 1996
                              ----------------------------------------------
                              Margaret S. Mead, Assistant Vice President and Secretary

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sun Life Insurance and Annuity Company of New York


November 14, 1996                   s/ David D. Horn
                              ----------------------------------------------
                              David D. Horn, Senior Vice President



November 14, 1996                   s/ Margaret S. Mead
                              ----------------------------------------------
                              Margaret S. Mead, Assistant Vice President and Secretary