Form 10-K
period 1996-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1997-03-31
CIK 779955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year        Commission file numbers
        ended           33-1079, 33-58482 AND 333-09141
  DECEMBER 31, 1996

                              -------------------

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)

         NEW YORK                04-2845273
     (State or other          (I.R.S. Employer
     jurisdiction of        Identification No.)
     incorporation or
      organization)

     80 BROAD STREET,              10004
    NEW YORK, NEW YORK
  (Address of principal          (Zip Code)
    executive offices)

       Registrant's telephone number, including area code (212) 943-3855

                              -------------------

           Securities registered pursuant to Section 12(b) of the Act

      Title of Each Class             Name of Each Exchange
                                       on which registered
             NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

                                (Title of Class)
                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 2,000 shares of common stock outstanding on March 28, 1997, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (A) AND (B) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION J.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction J (2) (a) to Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
       OPERATIONS.

FINANCIAL CONDITION

Omitted pursuant to Instruction J (2) (a) to Form 10-K.

RESULTS OF OPERATIONS

The Registrant had net income of $2,403,000 for 1996 as compared to $930,000 for 1995. An increase in group life and health insurance premiums, higher fees from appreciating separate account assets and proportionally lower federal income taxes in 1996, were offset by lower earnings on investments and a decrease in fixed annuity deposits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements, in the form required by Regulation S-X, are set forth below. The Registrant is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND CAPITAL STOCK AND SURPLUS

                                                 DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
ADMITTED ASSETS
    Bonds                                 $ 81,649,792  $132,026,064
    Mortgage loans                          40,431,773    51,843,936
    Real estate, net of encumbrances         1,377,041             0
    Policy loans                               651,332       476,194
    Cash                                       107,821     1,267,905
    Investment income due and accrued        1,737,199     3,255,286
    Due from (to) separate accounts          1,689,278    (1,036,679)
    Other assets                               505,452       443,663
                                          ------------  ------------
    General account assets                 128,149,688   188,276,369
    Unitized separate account assets       297,690,137   250,782,417
    Non-unitized separate account assets    92,192,714    81,110,554
                                          ------------  ------------
    Total assets                          $518,032,539  $520,169,340
                                          ------------  ------------
                                          ------------  ------------
LIABILITIES
    Policy reserves                       $ 25,264,586  $ 23,548,885
    Annuity and other deposits              61,747,147   129,743,536
    Accrued expenses and taxes                 532,957       376,573
    Other liabilities                          941,534       906,238
    Due to (from) parent and
      affiliates--net                        2,014,355    (1,292,878)
    Interest maintenance reserve             1,173,961     1,648,375
    Asset valuation reserve                  1,845,237     1,545,857
                                          ------------  ------------
    General account liabilities             93,519,777   156,476,586
    Unitized separate account
      liabilities                          297,517,405   250,617,786
    Non-unitized separate account
      liabilities                           92,192,714    81,110,554
                                          ------------  ------------
    Total liabilities                      483,229,896   488,204,926
                                          ------------  ------------
CAPITAL STOCK AND SURPLUS
    Capital stock--Par value $1,000:
        Authorized, issued and
          outstanding;
          2,000 shares                       2,000,000     2,000,000
    Surplus                                 32,802,643    29,964,414
                                          ------------  ------------
    Total capital stock and surplus         34,802,643    31,964,414
                                          ------------  ------------
    Total liabilities, capital stock and
      surplus                             $518,032,539  $520,169,340
                                          ------------  ------------
                                          ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------
INCOME
    Premiums and annuity considerations   $ 11,581,817  $ 11,731,623  $  8,798,684
    Deposit-type funds                      72,121,136    73,714,439    67,198,340
    Net investment income                   12,313,903    18,450,106    21,947,153
    Amortization of interest maintenance
      reserve                                  704,763       753,351       750,567
    Net gain from operations from
      separate accounts                          8,101             0             0
                                          ------------  ------------  ------------
                                            96,729,720   104,649,519    98,694,744
                                          ------------  ------------  ------------
BENEFITS AND EXPENSES
    Death benefits                           2,964,690     2,589,934     2,269,435
    Annuity benefits                         7,175,995     6,606,801     6,567,874
    Disability benefits and benefits
      under accident and health policies       464,615       233,549       162,660
    Surrender benefits and other fund
      withdrawals                          118,432,072   118,975,912    73,728,402
    Increase (decrease) in aggregate
      reserves for life and accident
      health policies and contracts          1,550,701     3,022,081    (1,000,757)
    Decrease in liability for premium
      and other deposit funds              (67,996,389)  (71,733,008)  (34,019,334)
                                          ------------  ------------  ------------
                                            62,591,684    59,695,269    47,708,280
    Commissions on premiums and annuity
      considerations                         3,047,358     3,212,849     2,921,526
    General insurance expenses               6,093,131     5,716,492     5,391,935
    Insurance taxes, licenses and fees         729,244       579,585       466,088
    Net transfers to separate accounts      19,487,747    32,047,554    36,365,814
                                          ------------  ------------  ------------
                                            91,949,164   101,251,749    92,853,643
                                          ------------  ------------  ------------
    Net gain from operations before
      federal income taxes                   4,780,556     3,397,770     5,841,101
    Federal income taxes incurred
      (excluding tax on capital gains)       1,938,734     2,446,706     1,017,155
                                          ------------  ------------  ------------
    Net gain from operations after
      federal income taxes and before
      realized capital losses                2,841,822       951,064     4,823,946
    Net realized capital losses less
      capital gains tax                       (439,101)      (21,536)     (469,115)
                                          ------------  ------------  ------------
NET INCOME                                $  2,402,721  $    929,528  $  4,354,831
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1996         1995         1994
                                          -----------  -----------  -----------
CAPITAL STOCK                             $ 2,000,000  $ 2,000,000  $ 2,000,000
                                          -----------  -----------  -----------
PAID-IN SURPLUS
    Balance, beginning of year             28,750,000   28,750,000   28,750,000
    Transfer from special contingency
      reserve                                 750,000            0            0
                                          -----------  -----------  -----------
    Balance, end of year                   29,500,000   28,750,000   28,750,000
                                          -----------  -----------  -----------
SPECIAL CONTINGENCY RESERVE
    Balance, beginning of year                750,000      750,000      750,000
    Transfer to paid-in surplus              (750,000)           0            0
                                          -----------  -----------  -----------
    Balance, end of year                            0      750,000      750,000
                                          -----------  -----------  -----------
UNASSIGNED SURPLUS
    Balance, beginning of year                464,414      (90,931)  (4,295,377)
    Net income                              2,402,721      929,528    4,354,831
    Unrealized gains (losses)                 702,000     (672,000)           0
    Change in non-admitted assets              32,888       71,263     (139,468)
    Earnings on and transfers of
      separate account surplus                      0        8,490     (150,603)
    Change in asset valuation reserve        (299,380)     218,064      139,686
                                          -----------  -----------  -----------
    Balance, end of year                    3,302,643      464,414      (90,931)
                                          -----------  -----------  -----------
TOTAL SURPLUS                              32,802,643   29,964,414   29,409,069
                                          -----------  -----------  -----------
TOTAL CAPITAL STOCK AND SURPLUS           $34,802,643  $31,964,414  $31,409,069
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CASH FLOW

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1996          1995          1994
                                          ------------  ------------  ------------
CASH PROVIDED
    Premiums, annuity considerations and
      deposit funds received              $ 83,598,181  $ 85,243,958  $ 76,078,969
    Net investment income received          14,106,521    19,808,090    22,786,790
                                          ------------  ------------  ------------
      Total receipts                        97,704,702   105,052,048    98,865,759
                                          ------------  ------------  ------------
    Benefits paid                          128,975,968   128,129,129    82,549,621
    Insurance expenses and taxes paid        9,712,774     9,655,310     8,541,614
    Net cash transfers to separate
      accounts                              22,213,704    29,702,679    36,637,408
    Federal income tax payments
      (excluding tax on capital gains)       2,909,899     2,125,541       242,155
                                          ------------  ------------  ------------
      Total payments                       163,812,345   169,612,659   127,970,798
                                          ------------  ------------  ------------
    Net cash from operations               (66,107,643)  (64,560,611)  (29,105,039)
                                          ------------  ------------  ------------
    Proceeds from long-term investments
      sold, matured or repaid (after
      deducting taxes on capital gains
      of $(112,405) for 1996, $324,248
      for 1995 and $75,024 for 1994)        86,583,714   123,662,512    98,478,190
    Other cash provided                      4,654,856       444,240     2,649,519
                                          ------------  ------------  ------------
      Total cash provided                   91,238,570   124,106,752   101,127,709
                                          ------------  ------------  ------------
CASH APPLIED
    Cost of long-term investments
      acquired                              28,654,582    51,631,901    68,372,127
    Other cash applied                         166,107     2,401,799     2,267,072
                                          ------------  ------------  ------------
      Total cash applied                    28,820,689    54,033,700    70,639,199
                                          ------------  ------------  ------------
      Net change in cash and short-term
        investments                         (3,689,762)    5,512,441     1,383,471
CASH AND SHORT-TERM INVESTMENTS:
BEGINNING OF YEAR                            8,304,756     2,792,315     1,408,844
                                          ------------  ------------  ------------
END OF YEAR                               $  4,614,994  $  8,304,756  $  2,792,315
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL--

Sun Life Insurance and Annuity Company of New York (the Registrant) is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities and group life and long- term disability insurance. The parent company, Sun Life Assurance Company of Canada (U.S.) (Sun Life of Canada (U.S.)), is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (Sun Life (Canada)), a mutual life insurance company.

The Registrant, which is domiciled in the State of New York, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of New York Insurance Department. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as New York State laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Registrant are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles (GAAP) for mutual life insurance companies and stock life insurance companies wholly owned by mutual life insurance companies. In April, 1993, the Financial Accounting Standards Board (FASB) issued an interpretation (the Interpretation), that became effective in 1996, that has changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with GAAP. Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Registrant's financial position and results of operations and capital in conformity with GAAP. (See Note 17 for further discussion relative to the Registrant's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

INVESTED ASSETS--

Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost, adjusted for accumulated depreciation, or appraised value less encumbrances. Short-term investments are carried at amortized cost which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally three to sixteen years.

POLICY AND CONTRACT RESERVES--

The reserves for group life insurance, group long-term disability insurance and annuity contracts, developed by accepted actuarial methods, have been established and maintained on the basis of published mortality and morbidity tables using assumed interest rates and valuation methods that will provide reserves at least as great as those required by law and contract provisions.

INCOME AND EXPENSES--

For group life, group long-term disability and annuity contracts, premiums are recognized as revenues over the premium paying period, whereas commissions and other costs applicable to the acquisition of new business are charged to operations as incurred.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
SEPARATE ACCOUNTS--

The Registrant has established unitized separate accounts applicable to individual qualified and non-qualified variable annuity contracts.

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market values.

The Registrant has also established a non-unitized separate account for amounts allocated to the fixed portion of a certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as payable (receivable) to (from) the general account. Amounts payable to the general account of the Registrant amounted to $1,689,000 in 1996. The amount receivable from the general account of the Registrant was $1,037,000 in 1995.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING--

During 1996 the Registrant changed its method of accounting and reporting for deposits to and withdrawals from its unitized separate accounts. Previously, deposits were recorded as direct increases in liabilities of the separate accounts and withdrawals and benefits were recorded as direct decreases in that liability. Effective for 1996 the Registrant recorded deposits as revenue in the general account, withdrawals and benefits as expenses in the general account and the transfer of those funds between the general account and the separate account are reflected as an expense (income) item. Amounts presented for the years ended December 31, 1995 and 1994 have been restated to conform to this presentation. The effect of this change was to increase revenue and expenses by $54 million in 1996, $29 million in 1995 and $40 million in 1994, with no impact on net income of the general account. This new method of reporting is consistent with the accounting treatment for deposits and withdrawals and benefits of the non-unitized separate account of the Registrant and is consistent with prescribed statutory accounting practices.

The Registrant has also revised the format of its statutory statements of operations, changes in capital stock and surplus and cash flow in order to to match more exactly the presentation used in the preparation of its Annual Statement. As a result, reclassifications have been made in the amounts as reported in the 1995 and 1994 audited financial statements to conform to the presentation used for the 1996 amounts. For 1995 and 1994, surplus as reported in these financial statements differs from the amounts reported in the statutory Annual Statement by an immaterial amount because prepaid items were reported as non-admitted.

OTHER--

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2.  BONDS:
The amortized cost and estimated fair value of investments in debt securities as of December 31, 1996 and 1995 are as follows:

                                                      DECEMBER 31, 1996
                                          ------------------------------------------
                                                      GROSS       GROSS     ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED   FAIR
                                            COST      GAINS       LOSSES     VALUE
                                          --------  ----------   --------   --------
                                                          (IN 000'S)
Long-term bonds:
    United States government and
     government agencies and authorities  $ 9,075     $  179         $ 0    $ 9,254
    Foreign governments                       530         14           0        544
    Public utilities                       19,997        434           8     20,423
    Transportation                            468         34           0        502
    Finance                                 9,643        182           0      9,825
    All other corporate bonds              37,430      1,149          33     38,546
                                          --------  ----------       ---    --------
        Total long-term bonds              77,143      1,992          41     79,094
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper       4,507          0           0      4,507
                                          --------  ----------       ---    --------
                                          $81,650     $1,992         $41    $83,601
                                          --------  ----------       ---    --------
                                          --------  ----------       ---    --------

                                                        DECEMBER 31,1995
                                          --------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED     FAIR
                                            COST      GAINS        LOSSES      VALUE
                                          --------  ----------   ----------   --------
                                                           (IN 000'S)
Long-term bonds:
    United States government and
     government agencies and authorities  $ 11,243    $  327       $   10     $ 11,560
    Foreign governments                      1,824       157            0        1,981
    Public utilities                        39,018     1,249           20       40,247
    Transportation                           3,908        45            0        3,953
    Finance                                 14,047       385            6       14,426
    All other corporate bonds               54,949     2,700            0       57,649
                                          --------  ----------        ---     --------
        Total long-term bonds              124,989     4,863           36      129,816
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper        7,037         0            0        7,037
                                          --------  ----------        ---     --------
                                          $132,026    $4,863       $   36     $136,853
                                          --------  ----------        ---     --------
                                          --------  ----------        ---     --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2.  BONDS (CONTINUED):
The amortized cost and estimated fair value of bonds at December 31, 1996 and 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                             DECEMBER 31, 1996
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST      FAIR VALUE
                                          ---------  ------------
                                                (IN 000'S)
Maturities are:
    Due in one year or less                $ 22,247    $   22,452
    Due after one year through five
     years                                   48,956        50,205
    Due after five years through ten
     years                                    3,279         3,415
    Due after ten years                       3,400         3,598
                                          ---------  ------------
        Subtotal                             77,882        79,670
    Mortgage-backed securities                3,768         3,931
                                          ---------  ------------
                                           $ 81,650    $   83,601
                                          ---------  ------------
                                          ---------  ------------


                                             DECEMBER 31, 1995
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST      FAIR VALUE
                                          ---------  ------------
                                                  (000'S)
Maturities are:
    Due in one year or less                $ 33,138    $   33,410
    Due after one year through five
     years                                   70,212        72,833
    Due after five years through ten
     years                                   16,167        17,283
    Due after ten years                       6,765         7,289
                                          ---------  ------------
        Subtotal                            126,282       130,815
    Mortgage-backed securities                5,744         6,038
                                          ---------  ------------
                                           $132,026    $  136,853
                                          ---------  ------------
                                          ---------  ------------

Proceeds from sales and maturities of investments in debt securities during 1996, 1995 and 1994 were $76,431,000, $111,448,000 and $85,719,000, respectively. Gross gains of $537,000, $1,295,000 and $1,400,000 and gross losses of $183,000, $335,000 and $464,000 were realized on such sales during 1996, 1995 and 1994, respectively.

A bond, included above, with an amortized cost of approximately $412,000 and $399,000 at December 31, 1996 and 1995, respectively, was on deposit with the Superintendent of Insurance of the State of New York as required by law.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3.  MORTGAGE LOANS:
The Registrant invests in commercial first mortgage loans throughout the United States. The Registrant monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate provisions have been made. In those cases where, in management's judgement, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographic distribution of the mortgage portfolio.

                                            DECEMBER 31,
                                          ----------------
                                           1996     1995
                                          -------  -------
                                             (IN 000'S)

New York                                  $10,717  $14,264
California                                  4,884    5,076
Massachusetts                               6,542    6,720
Ohio                                        3,445    4,748
Florida                                     3,795    4,020
All other                                  11,049   17,016
                                          -------  -------
                                          $40,432  $51,844
                                          -------  -------
                                          -------  -------

As of December 31, 1996, the Registrant has restructured mortgage loans totalling $3,545,000 against which there are provisions of $497,000.

4.  INVESTMENT GAINS (LOSSES):

                                              YEARS ENDED
                                             DECEMBER 31,
                                          -------------------
                                          1996   1995   1994
                                          -----  -----  -----
                                              (IN 000'S)
Realized losses:
Mortgage loans                            $(676) $  (1) $(722)
Real estate                                   0    (32)     0
                                          -----  -----  -----
                                          $(676) $ (33) $(722)
                                          -----  -----  -----
                                          -----  -----  -----
Changes in unrealized gains (losses):
Mortgage loans                            $ 702  $(672) $   0
                                          -----  -----  -----
                                          -----  -----  -----

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve (IMR) and amortized into income over the remaining contractual life of the security sold. The gross realized capital gains credited to the interest maintenance reserve were $354,000, $960,000 and $936,000 in 1996, 1995 and 1994, respectively. All gains are transferred net of applicable income taxes.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5.  INVESTMENT INCOME:
Net investment income consisted of:

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------
                                           1996     1995     1994
                                          -------  -------  -------
                                                 (IN 000'S)
Interest income from bonds                $ 8,576  $13,020  $15,562
Interest income from mortgage loans         4,252    5,882    6,875
Real estate investment income (loss)          376      (52)     (85)
Other investment income (loss)                (93)     170      117
                                          -------  -------  -------
    Gross investment income                13,111   19,020   22,469
Investment expenses                           797      570      522
                                          -------  -------  -------
                                          $12,314  $18,450  $21,947
                                          -------  -------  -------
                                          -------  -------  -------

6.  REINSURANCE:
The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will reinsure the mortality and morbidity risks of the group life insurance contracts and group long-term disability contracts issued by the Registrant. Under these agreements, basic death benefits and long-term disability benefits are reinsured on a yearly renewable term basis. The agreements provide that Sun Life (Canada) will reinsure the mortality risks in excess of $50,000 per policy for group life insurance contracts and $3,000 per policy per month for the group long-term disability contracts ceded by the Registrant. Reinsurance transactions under these agreements had the effect of decreasing income from operations by $500,000 for the year ended December 31, 1996 and increasing income from operations by $652,000 and $222,000 for the years ended December 31, 1995 and 1994, respectively.

The group life and long-term disability reinsurance agreements require that the reinsurer provide funds in amounts equal to the reserves ceded.

The following are summarized proforma results of operations of the Registrant for the years ended December 31, 1996, 1995 and 1994 before the effect of reinsurance transactions with Sun Life (Canada).

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------
                                           1996     1995     1994
                                          -------  -------  -------
                                                 (IN 000'S)
Income:
    Premiums, annuity deposits and other
     revenues                             $85,947  $86,819  $76,681
    Net investment income                  13,019   19,204   22,698
                                          -------  -------  -------
    Subtotal                               98,966  106,023   99,379
                                          -------  -------  -------
Benefits and expenses:
    Policyholder benefits                  64,328   61,720   48,614
    Other expenses                         29,357   41,557   45,146
                                          -------  -------  -------
    Subtotal                               93,685  103,277   93,760
                                          -------  -------  -------
Income from operations                    $ 5,281  $ 2,746  $ 5,619
                                          -------  -------  -------
                                          -------  -------  -------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7.  WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                           DECEMBER 31, 1996
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                               (IN 000'S)
Subject to discretionary withdrawal
  --with market value adjustment          $ 92,135     19.6%
  --at book value less surrender charges
   (surrender charge > 5%)                  38,668      8.2%
  --at book value (minimal or no charge
   or adjustment)                          318,886     67.9%
Not subject to discretionary withdrawal
 provision                                  20,326      4.3%
                                          --------  -----
Total annuity actuarial reserves and
 deposit liabilities                      $470,015    100.0%
                                          --------  -----
                                          --------  -----

                                           DECEMBER 31, 1995
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                               (IN 000'S)
Subject to discretionary withdrawal
  --with market value adjustment          $ 81,085     16.9%
  --at book value less surrender charges
   (surrender charge > 5%)                 103,767     21.6%
  --at book value (minimal or no charge
   or adjustment)                          275,075     57.3%
Not subject to discretionary withdrawal
 provision                                  20,181      4.2%
                                          --------  -----
Total annuity actuarial reserves and
 deposit liabilities                      $480,108    100.0%
                                          --------  -----
                                          --------  -----

8.  PENSION PLANS:
The Registrant participates with Sun Life (Canada) and Sun Life of Canada (U.S.) in a non-contributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA. The Registrant is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of a variable accumulation fund contract held in a separate account of Sun Life (Canada).

The Registrant's share of the group's accrued pension cost at December 31, 1996, 1995 and 1994 was $178,000, $97,000 and $79,000, respectively. The Registrant's share of net periodic pension cost was $81,000, $18,000 and $79,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Registrant also participates with Sun Life (Canada), Sun Life of Canada (U.S.) and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Registrant matches, up to specified amounts, employees' contributions to the plan. Employer contributions were $27,000, $21,000 and $17,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8.  PENSION PLANS (CONTINUED):
OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, the Registrant provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Registrant, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

Effective January 1, 1993, the Registrant began to accrue the estimated cost of retiree benefit payments during the years the employee provides service. The Registrant has elected to recognize a transition obligation of approximately $52,000 over a period of ten years. The expense recognized in the financial statements relative to this plan was $8,000 in 1996, $7,000 in 1995 and $5,000 in 1994. Effective June 5, 1996, the Registrant made certain changes regarding eligibility and benefits to its post-retirement health benefits plans for retirees on or after that date. The impact of these changes is a decrease of 1996 post-retirement costs of $13,000. The Registrant's post-retirement health care plans currently are not funded.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and fair values of the Registrant's financial instruments at December 31, 1996 and 1995:

                                                      1996                            1995
                                          -----------------------------   -----------------------------
                                             CARRYING                        CARRYING
                                              AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                          --------------   ------------   --------------   ------------
                                                                   (IN 000'S)
ASSETS
Bonds                                        $ 81,650        $   83,601      $132,026        $  136,853
Mortgages                                      40,432            41,196        51,844            53,718
                                          --------------   ------------   --------------   ------------
Total                                        $122,082        $  124,797      $183,870        $  190,571
                                          --------------   ------------   --------------   ------------
                                          --------------   ------------   --------------   ------------
LIABILITIES
Individual annuities                         $ 70,166        $   68,830      $138,661        $  137,463
                                          --------------   ------------   --------------   ------------
                                          --------------   ------------   --------------   ------------

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated using prices for publicly traded bonds of similar credit risk, maturity, repayment and liquidity characteristics.

The fair values of the Registrant's general account reserves and liabilities under investment-type contracts (insurance and annuity contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10. STATUTORY INVESTMENT VALUATION RESERVES:
The asset valuation reserve (AVR) provides a reserve for losses from investments in bonds, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an IMR and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR.

                                               1996            1995
                                          --------------  --------------
                                           AVR     IMR     AVR     IMR
                                          ------  ------  ------  ------
                                            (IN 000'S)      (IN 000'S)
Balance, beginning of year                $1,546  $1,648  $1,764  $1,778
Realized capital gains (losses), net of
 tax                                        (439)    230     (22)    624
Amortization of investment gains               0    (704)      0    (754)
Unrealized investment gains (losses)         702       0    (672)      0
Required by formula                           36       0     476       0
                                          ------  ------  ------  ------
Balance, end of year                      $1,845  $1,174  $1,546  $1,648
                                          ------  ------  ------  ------
                                          ------  ------  ------  ------

11. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSE:
Activity in the liability for unpaid claims and claim adjustment expense is summarized below (in 000's).

                                                      1996     1995     1994
                                                     -------  -------  -------
 Balance at January 1                                $ 4,320  $ 2,322  $ 1,648
 Claims Incurred                                       5,061    4,789    2,930
 Claims Paid                                          (3,252)  (2,791)  (2,256)
                                                     -------  -------  -------
 Balance at December 31                              $ 6,129  $ 4,320  $ 2,322
                                                     -------  -------  -------
                                                     -------  -------  -------

The information presented above includes unpaid benefit claims and claim adjustment expenses for the group life and group long-term disability contracts. As of December 31, 1996 and 1995 the unpaid claim and claim adjustment liability for these contracts is included in Policy Reserves.

12. FEDERAL INCOME TAXES:
The Registrant files a consolidated federal income tax return with Sun Life of Canada (U.S.) and other affiliates. Federal income taxes are calculated as if the Registrant filed a return as a separate company. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such differences include reserves, depreciation and accrual of market discount on bonds.

The Registrant made cash payments to Sun Life of Canada (U.S.) of $2,797,000, $2,421,000 and $725,000 during 1996, 1995 and 1994, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13. LEASE COMMITMENTS:
The Registrant leases two separate facilities for its annuity operations and group sales office. Both leases commenced in March, 1994.

Future minimum lease commitments are as follows:

 YEAR ENDING DECEMBER 31,
 ------------------------------  AMOUNT
                                 ------
                                  (IN
                                 000'S)
 1997                            $ 336
 1998                              336
 1999                              253
 2000                              237
 2001                              237
 Thereafter                        511
                                 ------
 Total                           $1,910
                                 ------
                                 ------

Rent expense under these and prior leases in 1996, 1995 and 1994 amounted to $336,000, $336,000 and $307,000, respectively.

14. CAPITAL STOCK AND SURPLUS:
On January 2, 1985, the Registrant issued 2,000 shares of common stock to Sun Life of Canada (U.S.) for $6,000,000. Through December 31, 1996, Sun Life of Canada (U.S.) has contributed an additional $25,500,000 to the Registrant's capital, of which $750,000 was used to establish a special contingency reserve in support of separate account business as required by New York Insurance Law. As a result of the law being repealed, the Registrant is no longer required to hold a special contingency reserve and has included the funds with paid-in capital.

15. MANAGEMENT AND SERVICE CONTRACTS:
The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment, actuarial and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,866,000 in 1996, $1,741,000 in 1995 and $1,559,000 in 1994.

16. RISK-BASED CAPITAL:
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Registrant has met the minimum risk-based capital requirements at December 31, 1996 and 1995.

17. ACCOUNTING POLICIES AND PRINCIPLES:
The financial statements of the Registrant have been prepared on the basis of statutory accounting practices, which prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting and GAAP are described as follows. Statutory accounting practices do not recognize the following assets or liabilities which are reflected under
GAAP: deferred acquisition costs, deferred federal income taxes and statutory non-admitted assets. AVR and IMR are established under statutory accounting

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

17. ACCOUNTING POLICIES AND PRINCIPLES (CONTINUED):
practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Premiums for investment type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

Because the Registrant's management uses financial information prepared in conformity with accounting policies generally accepted in Canada in the normal course of business, the management of the Registrant has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Registrant, or the users of its financial statements, would experience. Consequently, the Registrant has elected not to apply such standards in the preparation of these financial statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
NEW YORK, NEW YORK

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York as of December 31, 1996 and 1995, and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described more fully in Notes 1 and 17 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York as of December 31, 1996 and 1995, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1996 on the basis of accounting described in Notes 1 and 17.

However, because of the effects of the matter discussed in the second preceding paragraph, in our opinion, the financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 1996 and 1995 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1996.

In our previous report dated February 7, 1996 we expressed an opinion that the 1995 and 1994 financial statements, prepared using accounting practices prescribed or permitted by the Insurance Department of the State of New York, presented fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York, as of December 31, 1995, and the results of its operations and its cash flow for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. As described in Notes 1 and 17 to the financial statements, pursuant to provisions of Statement of Financial Accounting Standards No. 120, ACCOUNTING AND REPORTING BY MUTUAL LIFE INSURANCE ENTERPRISES AND BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION PARTICIPATING CONTRACTS, financial statements of mutual life insurance enterprises (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) for periods ending on or before December 15, 1996, prepared using accounting practices prescribed or permitted by insurance regulators are not considered presentations in conformity with generally accepted accounting principles when presented for comparative purposes with the enterprise's financial statements for periods subsequent to the effective date of Statement No. 120. Accordingly, our present opinion on the presentation of the 1995 and 1994 financial statements in accordance with generally accepted accounting principles, as presented herein, is different from that expressed in our previous report.

As management has stated in Note 17, because the Company's management uses financial information prepared in accordance with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Insurance and Annuity Company of New York has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 3, 1997

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction J (2) (c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial statements (set forth in Item 8):
       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1996 and December 31, 1995.

       -- Statutory Statements of Operations for each of the three years ended
         December 31, 1996, December 31, 1995 and December 31, 1994.

       -- Statutory Statements of Changes in Capital Stock and Surplus for each of the three years ended December 31, 1996, December 31, 1995 and December 31, 1994.

       -- Statutory Statements of Cash Flow for each of the three years ended
         December 31, 1996, December 31, 1995 and December 31, 1994.

       -- Notes to Statutory Financial Statements, Years Ended December 31,
         1996, 1995 and 1994.

       -- Independent Auditors' Report.

(a) 2.  Financial statement schedules (set forth below):
       -- Schedule I--Summary of Investments, Other than Investments in
         Affiliates.

       -- Schedule VI--Summary of Reinsurance.

       -- Independent Auditors' Report.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                   SCHEDULE I
          SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                                                                                                AMOUNT AT WHICH
                                                                                                 SHOWN IN THE
TYPE OF INVESTMENT                                                        COST       VALUE       BALANCE SHEET
---------------------------------------------------------------------  ----------  ----------  -----------------
                                                                                   (IN 000'S)
Bonds:
United States government and government agencies and authorities       $    9,075  $    9,254     $     9,075
Foreign governments                                                           530         544             530
Public utilities                                                           19,997      20,423          19,997
All other corporate bonds                                                  47,541      48,873          47,541
                                                                       ----------  ----------        --------
    Total bonds                                                            77,143      79,094          77,143
                                                                       ----------  ----------        --------
Mortgage loans                                                             40,432      --              40,432
Real estate                                                                 1,377      --               1,377
Policy loans                                                                  651      --                 651
Short-term investments                                                      4,507      --               4,507
                                                                       ----------  ----------        --------
Total investments                                                      $  124,110      --         $   124,110
                                                                       ----------  ----------        --------
                                                                       ----------  ----------        --------

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                  SCHEDULE VI
                             SUMMARY OF REINSURANCE

                                                                                        CEDED TO
                                                                            GROSS         OTHER         NET
                                                                            AMOUNT      COMPANIES      AMOUNT
                                                                         ------------  -----------  ------------
                                                                                       (IN 000'S)
1996
Life Insurance In Force                                                  $  3,044,368   $ 400,572   $  2,643,796
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $      7,506   $   1,408   $      6,098
  Accident and Health                                                           2,773         828          1,945
                                                                         ------------  -----------  ------------
Total Premiums                                                           $     10,279   $   2,236   $      8,043
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
1995
Life Insurance In Force                                                  $  1,963,789   $ 300,314   $  1,663,475
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $      5,848   $     917   $      4,931
  Accident and Health                                                           1,862         456          1,406
                                                                         ------------  -----------  ------------
Total Premiums                                                           $      7,710   $   1,373   $      6,337
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
1994
Life Insurance In Force                                                  $  1,699,729   $ 264,144   $  1,435,585
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $      4,524   $     633   $      3,891
  Accident and Health                                                             779          51            728
                                                                         ------------  -----------  ------------
Total Premiums                                                           $      5,303   $     684   $      4,619
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
NEW YORK, NEW YORK

We have audited the statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York (wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) as of December 31, 1996 and 1995 and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 3, 1997 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.

DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 3, 1997

ITEM 14.  CONTINUED

(a) 3 and (c). Exhibits:

The following Exhibits are incorporated herein by reference:

  EXHIBIT NO.
---------------
           1     Underwriting Agreement (Filed as Exhibit No. 1 to Registration Statement on Form S-1 (Reg. No.
                  33-1079)).
           3     Declaration of Intent and Charter and By-Laws (filed as Exhibits 3(a) and 3(b), respectively, to the
                  Registration Statement on Form S-1 (Reg. No. 33-1079)).
           4     Combination Fixed/Variable Group Annuity Contract and Certificate (filed as Exhibit 4 to Amendment
                  No. 1 to the Registration Statement on Form S-1 (Reg. No. 33-1079)); Combination Fixed/Variable
                  Single Premium Annuity Contract (filed as Exhibit 4 to the Registration Statement on Form S-1 (Reg.
                  No. 33-58482)); Combination Fixed/Variable Flexible Premium Annuity Contract (filed as Exhibit 4 to the Registration Statement on Form N-4 of Sun Life (N.Y.) Variable Account C (Reg. No. 333-05037).
           5     Opinion Re: Legality (filed as Exhibit 5 to Amendment No. 1 to the Registration Statement on Form S-1
                  (Reg. No. 33-1079); as Exhibit 5 to the Registration Statement on Form S-1 (Reg No. 33-58482)) and
                  as Exhibit 5 to the Registration Statement on Form S-2 (Reg. No. 333-09141).
           6     Opinion Re: Tax Matters (filed as Exhibit 6 to Amendment No. 1 to the Registration Statement on Form
                  S-1 (Reg. No. 33-1079)).
          24     Powers of Attorney (filed herewith).
          27     Financial Data Schedule (file herwith).

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

                                          SUN LIFE INSURANCE AND ANNUITY COMPANY
                                          OF NEW YORK
                                          (Registrant)

                                          By:*         /s/ JOHN D. MCNEIL

                                              ----------------------------------
                                                         John D. McNeil,
                                                             CHAIRMAN

                                          Date:          March 21, 1997

                                               ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            */s/ JOHN D. MCNEIL               Chairman and Director
-------------------------------------------    (Principal Executive      Date: March 21, 1997
               John D. McNeil                  Officer)

                                              Vice President,
           */s/ ROBERT P. VROLYK               Controller and Actuary
-------------------------------------------    (Principal Financial &    Date: March 20, 1997
              Robert P. Vrolyk                 Accounting Officer)

           */s/ A. KEITH BRODKIN
-------------------------------------------   Director                   Date: March 26, 1997
              A. Keith Brodkin

             */s/ JOHN S. LANE
-------------------------------------------   Director                   Date: March 21, 1997
                John S. Lane

             */s/ DAVID D. HORN
-------------------------------------------   Senior Vice President and  Date: March 21, 1997
               David D. Horn                   Director

            */s/ JOHN G. IRELAND
-------------------------------------------   Director                   Date: March 26, 1997
              John G. Ireland

           */s/ EDWARD M. LAMONT
-------------------------------------------   Director                   Date: March 21, 1997
              Edward M. Lamont

---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.

           */s/ DONALD A. STEWART
-------------------------------------------   President and Director     Date: March 21, 1997
             Donald A. Stewart

           */s/ RICHARD B. BAILEY
-------------------------------------------   Director                   Date: March 27, 1997
             Richard B. Bailey

        */s/ FIORAVANTE G. PERROTTA
-------------------------------------------   Director                   Date: March 21, 1997
           Fioravante G. Perrotta

            */s/ RALPH F. PETERS
-------------------------------------------   Director                   Date: March 20, 1997
              Ralph F. Peters

           */s/ PAMELA T. TIMMINS
-------------------------------------------   Director                   Date: March 24, 1997
             Pamela T. Timmins

         */s/ ANGUS A. MACNAUGHTON
-------------------------------------------   Director                   Date: March 20, 1997
            Angus A. MacNaughton

            */s/ M. COLYER CRUM
-------------------------------------------   Director                   Date: March 26, 1997
               M. Colyer Crum

----------------------------
*By Margaret Sears Mead pursuant to Power of Attorney filed herewith