Form 10-Q
period 1997-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1997-05-15
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                           33-1079, 33-58482 and
For Quarter Ended March 31, 1997                Commission File Number 333-09141
                  --------------                                       ---------


                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                --------------------------------------------------
               (Exact name of registrant as specified in its charter)


        New York                                       04-2845273
------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     80 Broad Street, New York, New York                            10004
----------------------------------------------                -----------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code         (212) 943-3855
                                                   -----------------------------


-------------------------------------------------------------------------------
             Former name, former address, and former fiscal year,
                         if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        (1) Yes   X    No
                                                -----     -----
                                        (2) Yes   X    No
                                                -----     -----


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1)
 (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                                      INDEX

                                                                         Page
                                                                        Number

Part I:   Financial Information

          Item 1: Financial Statements:*

          Statutory Statements of Admitted Assets,
          Liabilities and Capital Stock and Surplus -
            March 31, 1997 and December 31, 1996                           3

          Statutory Statements of Operations -
             Three Months Ended March 31, 1997 and March 31, 1996          4

          Statutory Statements of Changes in Capital Stock and Surplus -
             Three Months Ended March 31, 1997 and March 31, 1996          5

          Statutory Statements of Cash Flow -
             Three Months Ended March 31, 1997 and March 31, 1996          6

          Notes to Unaudited Statutory Financial Statements                7

          Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     8

Part II:  Other Information

          Item 5. Other Information

          Registrant's ultimate parent company, Sun Life Assurance Company of Canada has established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Holdco"), a Delaware corporation, to serve as the holding company for Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), the Registrant's immediate parent, and its subsidiaries, and for general corporate financing purposes. As of May 1, 1997, Holdco owns all of the outstanding common stock of Sun Life (U.S.). The management and day-to-day operations of Registrant have not changed, and Registrant believes that this transaction does not constitute a change of control.


     * The Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1996 has been taken from the audited statutory financial statements at that date. All other statutory statements are unaudited.

                          ITEM 1.  FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

            STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                           CAPITAL STOCK AND SURPLUS

                                                    MARCH 31,        DECEMBER 31,
ADMITTED ASSETS                                       1997                1996
                                                -------------      --------------

Bonds                                           $  78,995,417       $  81,649,792
Mortgage loans                                     37,601,397          40,431,773
Real estate, net of encumbrances                    1,358,625           1,377,041
Policy loans                                          687,869             651,332
Cash                                                  456,903             107,821
Investment income due and accrued                   1,657,838           1,737,199
Due from separate accounts                          1,304,676           1,689,278
Other assets                                          794,046             505,452
                                                -------------      --------------
General account assets                            122,856,771         128,149,688

Unitized separate account assets                  302,629,633         297,690,137
Non-unitized separate account assets              100,846,745          92,192,714
                                                -------------      --------------
Total assets                                      526,333,149      $  518,032,539
                                                -------------      --------------
                                                -------------      --------------


LIABILITIES

Policy reserves                                 $  27,170,353     $  25,264,586
Annuity and other deposits                         55,474,234        61,747,147
Accrued expenses and taxes                            767,292           532,957
Other liabilities                                   1,101,153           941,534
Due to parent and affiliates - net                  1,440,074         2,014,355
Interest maintenance reserve                        1,051,349         1,173,961
Asset valuation reserve                             1,830,333         1,845,237
                                                -------------      --------------

General account liabilities                        88,834,788        93,519,777

Unitized separate account liabilities             302,454,842       297,517,405
Non-unitized separate account liabilities         100,846,745        92,192,714
                                                -------------      --------------

Total liabilities                                 492,136,375       483,229,896
                                                -------------      --------------


CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000:
Authorized, issued and outstanding;
    2,000 shares                                    2,000,000         2,000,000
Surplus                                            32,196,774        32,802,643
                                                -------------      --------------

Total capital stock and surplus                    34,196,774        34,802,643
                                                -------------      --------------

Total liabilities, capital stock and surplus     $526,333,149    $  518,032,539
                                                -------------      --------------
                                                -------------      --------------



             See notes to unaudited statutory financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED MARCH 31,
INCOME                                                         1997               1996
                                                           -----------        ------------

Premiums and annuity considerations                       $  4,077,501        $  3,232,553
Deposit-type funds                                          29,155,480           9,579,653
Net investment income                                        2,418,756           3,556,647
Amortization of interest maintenance reserve                   151,425             183,397
Net gain from operations from separate accounts                  2,059                   0
                                                           -----------        ------------
                                                            35,805,221          16,552,250
                                                           -----------        ------------

BENEFITS AND EXPENSES

Death benefits                                               1,289,733             555,932
Annuity benefits                                             1,381,217           1,430,810
Disability benefits and benefits under accident
   and health policies                                         222,693              85,230
Surrender benefits and other fund withdrawals               22,961,597          23,185,317
Increase in aggregate reserves for life and
   accident and health policies and contracts                1,603,767             713,679
Decrease in liability for premium and other deposit funds   (6,272,913)         (9,955,789)
                                                           -----------        ------------
                                                            21,186,094          16,015,179


Commissions on premiums and annuity considerations           1,304,130             684,118
General insurance expenses                                   1,701,220           1,237,169
Insurance taxes, licenses and fees                             197,956             176,346
Net transfers to (from) separate accounts                   12,059,615          (1,644,208)
                                                           -----------        ------------
                                                            36,449,015          16,468,604
                                                           -----------        ------------

Net gain (loss) from operations before federal income taxes   (643,794)             83,646

Federal income taxes incurred (excluding tax on
   capital gains)                                              (85,515)            262,129
                                                           -----------        ------------
Net loss from operations after federal income taxes
   and before realized capital losses                         (558,279)           (178,483)

Net realized capital losses less capital gains tax                   0                   0
                                                           -----------        ------------

NET LOSS                                                   $  (558,279)        $  (178,483)
                                                           -----------        ------------
                                                           -----------        ------------


             See notes to unaudited statutory financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

          STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS


                                                            THREE MONTHS ENDED MARCH 31,
                                                             1997                1996
                                                          ------------        ------------

CAPITAL STOCK                                             $  2,000,000        $  2,000,000


PAID-IN SURPLUS                                             29,500,000          28,750,000


SPECIAL CONTINGENCY RESERVE                                          0             750,000


UNASSIGNED SURPLUS

Balance, beginning of period                                 3,302,643             464,414


Net loss                                                      (558,279)           (178,483)


Unrealized losses                                              (50,000)           (125,000)


Change in non-admitted assets                                  (12,494)             10,077


Earnings on and transfers of separate account surplus                0               1,971


Change in asset valuation reserve                               14,904              69,430
                                                          ------------        ------------

Balance, end of period                                       2,696,774             242,409
                                                          ------------        ------------

TOTAL SURPLUS                                               32,196,774          29,742,409
                                                          ------------        ------------

TOTAL CAPITAL STOCK AND SURPLUS                          $  34,196,774       $  31,742,409
                                                          ------------        ------------
                                                          ------------        ------------



             See notes to unaudited statutory financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                        STATUTORY STATEMENTS OF CASH FLOW

                                                           THREE MONTHS ENDED MARCH 31,
                                                             1997                1996
                                                         -------------      --------------
CASH PROVIDED

Premiums, annuity considerations
  and deposit funds received                             $  32,907,683       $  12,717,957
Net investment income received                               2,527,407           4,014,626
                                                         -------------      --------------

Total receipts                                              35,435,090          16,732,583
                                                         -------------      --------------

Benefits paid                                               25,180,110          25,219,489

Insurance expenses and taxes paid                            2,968,971           2,064,838

Net cash transfers to (from) separate accounts              11,675,013          (1,834,700)

Federal income tax payments
   (excluding tax on capital gains)                            400,000           1,243,294
                                                         -------------      --------------

Total payments                                              40,224,094          26,692,921
                                                         -------------      --------------

Net cash from operations                                    (4,789,004)         (9,960,338)

Proceeds from long-term investments sold,
   matured or repaid (after deducting taxes on
   capital gains of $15,515 for 1997, and $(127,871)
   for 1996)                                                 8,518,070          19,645,036
Other cash provided                                            644,133           3,358,798
                                                         -------------      --------------

Total cash provided                                          9,162,203          23,003,834
                                                         -------------      --------------
CASH APPLIED

Cost of long-term investments acquired                         746,736           5,872,472
Other cash applied                                             934,396              35,090
                                                         -------------      --------------

Total cash applied                                           1,681,132           5,907,562
                                                         -------------      --------------

Net change in cash and short-term investments                2,692,067           7,135,934

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                          4,614,994           8,304,756
                                                         -------------      --------------

END OF PERIOD                                             $  7,307,061       $  15,440,690
                                                         -------------      --------------
                                                         -------------      --------------



             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York
                Notes to Unaudited Statutory Financial Statements


(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $339,000 and $424,000 for the three month periods in 1997 and 1996, respectively.

               Sun Life Insurance and Annuity Company of New York
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations


The Registrant had a net loss of $558,000 and $178,000 in the three month periods ended March 31, 1997 and March 31, 1996, respectively. The $380,000 decrease in earnings between periods was due primarily to adverse group long-term disability claims experience and reserve strengthening related to the Registrant's market-value adjusted fixed annuity product.

Total income for the three months ended March 31, 1997 was $35,805,000, an increase of $19,253,000 from the same period one year ago. The increase was due primarily to increases in fixed annuity deposits and group life insurance premium.

Policyholder benefits for the three months ended March 31, 1997 increased $5,171,000 to $21,186,000. The increase was due to higher reserves for group accident and health policies, from poor claims experience, and reserve strengthening for the Registrant's market-value adjusted deferred annuity contract, the result of cash-flow testing.

General expenses and commissions increased by $1,084,000 for the three month period ended March 31, 1997 as a result of the increase in sales of the Registrant's market-value adjusted deferred annuity and group life insurance products.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sun Life Insurance and Annuity Company of New York


May 15, 1997                                 s/ Robert P. Vrolyk
                              ------------------------------------------------
                              Robert P. Vrolyk, Vice President, Controller and Actuary


May 15, 1997                                 s/ Margaret S. Mead
                              ------------------------------------------------
                              Margaret S. Mead, Assistant Vice President and Secretary