Form 10-Q
period 1997-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1997-08-12
CIK 779955

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        33-1079, 33-58482 and
For Quarter Ended June 30, 1997             Commission File Number  333-09141



                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)



          New York                       04-2845273
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



  80 Broad Street, New York, New York                          10004
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     (212) 943-3855
                                                   --------------------------


------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       (1) Yes   X    No
                                               ----      ----
                                       (2) Yes   X    No
                                               ----      ----


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                                        INDEX

                                                        Page
                                                      Number

Part I:  Financial Information

         Item 1: Financial Statements:*

         Statutory Statements of Admitted Assets,
         Liabilities and Capital Stock and Surplus -
          June 30, 1997 and December 31, 1996              3

         Statutory Statements of Operations -
          Three Months Ended June 30, 1997 and
          June 30, 1996                                    4

         Statutory Statements of Operations -
          Six Months Ended June 30, 1997
          and June 30, 1996                                5

         Statutory Statements of Changes in
         Capital Stock and Surplus -
          Six Months Ended June 30, 1997 and
          June 30, 1996                                    6

         Statutory Statements of Cash Flow -
          Six Months Ended June 30, 1997 and
          June 30, 1996                                    7

         Notes to Unaudited Statutory Financial
         Statements                                        8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9

Part II: Other Information

         Item 5.   Other Information

         Registrant's ultimate parent company, Sun Life Assurance Company of Canada has established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Holdco"), a Delaware corporation, to serve as the holding company for Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), the Registrant's immediate parent, and its subsidiaries, and for general corporate financing purposes. As of May 1, 1997, Holdco owns all of the outstanding common stock of Sun Life (U.S.). The management and day-to-day operations of the Registrant have not changed, and the Registrant believes that this transaction does not constitute a change of control.

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

                          ITEM 1. FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

       Statutory Statements of Admitted Assets, Liabilities and Capital Stock
                                    and Surplus

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1997         1996
                                                                                   --------------  --------------
Admitted Assets
Bonds............................................................................  $   74,855,766  $   81,649,792
Mortgage loans...................................................................      35,047,305      40,431,773
Real estate, net of encumbrances.................................................       1,340,070       1,377,041
Policy loans.....................................................................         619,741         651,332
Cash.............................................................................         520,473         107,821
Investment income due and accrued................................................       1,272,525       1,737,199
Due from separate accounts.......................................................       3,821,673       1,689,278
Other assets.....................................................................       1,023,791         505,452
                                                                                   --------------  --------------
General account assets...........................................................     118,501,344     128,149,688
Unitized separate account assets.................................................     354,088,272     297,690,137
Non-unitized separate account assets.............................................     107,250,520      92,192,714
                                                                                   --------------  --------------
Total assets.....................................................................  $  579,840,136  $  518,032,539
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Liabilities
Policy reserves..................................................................  $   29,518,998  $   25,264,586
Annuity and other deposits.......................................................      46,469,213      61,747,147
Accrued expenses and taxes.......................................................         787,042         532,957
Other liabilities................................................................       1,859,601         941,534
Due to parent and affiliates--net................................................       1,983,165       2,014,355
Interest maintenance reserve.....................................................         944,116       1,173,961
Asset valuation reserve..........................................................       1,769,042       1,845,237
                                                                                   --------------  --------------
General account liabilities......................................................      83,331,177      93,519,777
Unitized separate account liabilities............................................     353,911,317     297,517,405
Non-unitized separate account liabilities........................................     107,250,520      92,192,714
                                                                                   --------------  --------------
Total liabilities................................................................     544,493,014     483,229,896
                                                                                   --------------  --------------
Capital Stock and Surplus
Capital stock--Par value $1,000:
Authorized, issued and outstanding; 2,000 shares.................................       2,000,000       2,000,000
Surplus..........................................................................      33,347,122      32,802,643
                                                                                   --------------  --------------
Total capital stock and surplus..................................................      35,347,122      34,802,643
                                                                                   --------------  --------------
Total liabilities, capital stock and surplus.....................................  $  579,840,136  $  518,032,539
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        See notes to unaudited statutory financial statements.

        SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                STATUTORY STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       ------------  -------------
Income
Premiums and annuity considerations..................................................  $  4,256,149  $   2,989,059
Deposit-type funds...................................................................    33,068,035     11,500,677
Net investment income................................................................     2,314,153      3,758,326
Amortization of interest maintenance reserve.........................................       133,939        189,400
Net gain from operations from separate accounts......................................         2,164              0
                                                                                       ------------  -------------
                                                                                         39,774,440     18,437,462
                                                                                       ------------  -------------
Benefits and expenses
Death benefits.......................................................................     1,354,562        605,818
Annuity benefits.....................................................................     1,412,242      1,325,238
Disability benefits and benefits under accident and health policies..................       277,417        121,746
Surrender benefits and other fund withdrawals........................................    24,754,794     21,353,613
Increase in aggregate reserves for life and accident and health policies and
  contracts..........................................................................     1,751,735        453,959
Decrease in liability for premium and other deposit funds............................    (9,005,021)   (10,192,146)
                                                                                       ------------  -------------
                                                                                         20,545,729     13,668,228
Commissions on premiums and annuity considerations...................................     1,419,417        583,165
General insurance expenses...........................................................     1,872,969      1,301,686
Insurance taxes, licenses and fees...................................................       195,167        224,269
Net transfers to (from) separate accounts............................................    13,617,727       (107,176)
                                                                                       ------------  -------------
                                                                                         37,651,009     15,670,172
                                                                                       ------------  -------------
Net gain from operations before federal income taxes.................................     2,123,431      2,767,290
Federal income taxes incurred (excluding tax on capital gains).......................       977,724        683,158
                                                                                       ------------  -------------
Net gain from operations after federal income taxes and before realized capital
  losses.............................................................................     1,145,707      2,084,132
Net realized capital losses less capital gains tax...................................        (3,908)      (389,692)
                                                                                       ------------  -------------
Net income...........................................................................  $  1,141,799  $   1,694,440
                                                                                       ------------  -------------
                                                                                       ------------  -------------

        See notes to unaudited statutory financial statements.

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                 STATUTORY STATEMENTS OF OPERATIONS

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Income
Premiums and annuity considerations.................................................  $   8,333,650  $   6,221,612
Deposit-type funds..................................................................     62,223,515     21,080,330
Net investment income...............................................................      4,732,909      7,314,973
Amortization of interest maintenance reserve........................................        285,364        372,797
Net gain from operations from separate accounts.....................................          4,223              0
                                                                                      -------------  -------------
                                                                                         75,579,661     34,989,712
                                                                                      -------------  -------------
Benefits and expenses
Death benefits......................................................................      2,644,295      1,161,750
Annuity benefits....................................................................      2,793,459      2,756,048
Disability benefits and benefits under accident and health policies.................        500,110        206,976
Surrender benefits and other fund withdrawals.......................................     47,716,391     44,538,930
Increase in aggregate reserves for life and accident and health policies and
  contracts.........................................................................      3,355,502      1,167,638
Decrease in liability for premium and other deposit funds...........................    (15,277,934)   (20,147,935)
                                                                                      -------------  -------------
                                                                                         41,731,823     29,683,407
Commissions on premiums and annuity considerations..................................      2,723,547      1,267,283
General insurance expenses..........................................................      3,574,189      2,538,855
Insurance taxes, licenses and fees..................................................        393,123        400,615
Net transfers to (from) separate accounts...........................................     25,677,342     (1,751,384)
                                                                                      -------------  -------------
                                                                                         74,100,024     32,138,776
                                                                                      -------------  -------------
Net gain from operations before federal income taxes................................      1,479,637      2,850,936
Federal income taxes incurred (excluding tax on capital gains)......................        892,209        945,287
                                                                                      -------------  -------------
Net gain from operations after federal income taxes and before realized capital
  losses............................................................................        587,428      1,905,649
Net realized capital losses less capital gains tax..................................         (3,908)      (389,692)
                                                                                      -------------  -------------
Net income..........................................................................  $     583,520  $   1,515,957
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    See notes to unaudited statutory financial statements.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

            STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Capital stock......................................................................  $   2,000,000  $   2,000,000
Paid-in surplus....................................................................     29,500,000     28,750,000
Special contingency reserve........................................................              0        750,000
Unassigned surplus
Balance, beginning of period.......................................................      3,302,643        464,414
Net income.........................................................................        583,520      1,515,957
Unrealized gains (losses)..........................................................        (93,988)       474,526
Change in non-admitted assets......................................................        (21,248)        20,626
Earnings on and transfers of separate account surplus..............................              0          3,936
Change in asset valuation reserve..................................................         76,195       (164,286)
                                                                                     -------------  -------------
Balance, end of period.............................................................      3,847,122      2,315,173
                                                                                     -------------  -------------
Total surplus......................................................................     33,347,122     31,815,173
                                                                                     -------------  -------------
Total capital stock and surplus....................................................  $  35,347,122  $  33,815,173
                                                                                     -------------  -------------
                                                                                     -------------  -------------

              See notes to unaudited statutory financial statements.

                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF CASH FLOW

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Cash Provided
Premiums, annuity considerations and deposit funds received........................  $  70,463,441  $  27,350,392
Net investment income received.....................................................      5,254,882      8,000,373
                                                                                     -------------  -------------
Total receipts.....................................................................     75,718,323     35,350,765
                                                                                     -------------  -------------
Benefits paid......................................................................     53,179,266     48,709,504
Insurance expenses and taxes paid..................................................      6,436,774      4,131,844
Net cash transfers to (from) separate accounts.....................................     27,809,737       (788,596)
Federal income tax payments (excluding tax on capital gains).......................        372,210      1,831,452
                                                                                     -------------  -------------
Total payments.....................................................................     87,797,987     53,884,204
                                                                                     -------------  -------------
Net cash from operations...........................................................    (12,079,664)   (18,533,439)
Proceeds from long-term investments sold, matured or repaid (after deducting taxes
  on capital gains of $27,790 for 1997, and $(70,288) for 1996)....................     29,362,790     37,734,985
Other cash provided................................................................      1,392,969      3,517,553
                                                                                     -------------  -------------
Total cash provided................................................................     30,755,759     41,252,538
                                                                                     -------------  -------------
Cash Applied
Cost of long-term investments acquired.............................................     16,465,400     21,793,637
Other cash applied.................................................................      1,043,623        214,906
                                                                                     -------------  -------------
Total cash applied.................................................................     17,509,023     22,008,543
                                                                                     -------------  -------------
Net change in cash and short-term investments......................................      1,167,072        710,556
Cash and short-term investments:
Beginning of period................................................................      4,614,994      8,304,756
                                                                                     -------------  -------------
End of period......................................................................  $   5,782,066  $   9,015,312
                                                                                     -------------  -------------
                                                                                     -------------  -------------

           See notes to unaudited statutory financial statements.

                  Sun Life Insurance and Annuity Company of New York Notes to Unaudited Statutory Financial Statements


(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $368,000 and $707,000 for the three and six month periods in 1997 and approximately $454,000 and $878,000 for the three and six month periods in 1996, respectively.

                Sun Life Insurance and Annuity Company of New York

        Management's Discussion and Analysis of Financial Condition and
                               Results of Operations


The Registrant had net income of $1,142,000 and $584,000 for the three and six month periods ended June 30, 1997 as compared to $1,694,000 and $1,516,000 for the same periods ended June 30, 1996. The $552,000 and $932,000 decrease in earnings between periods were due primarily to adverse group long-term disability claims experience and reserve strengthening related to the Registrant's market-value adjusted fixed annuity product.

Total income increased by $21,337,000 and $40,590,000 for the three and six month periods ended June 30, 1997 as compared with the same periods in 1996. The increases were due primarily to higher fixed and variable annuity deposits and group life insurance premiums.

Policyholder benefits increased by $6,878,000 and $12,048,000 for the three and six month periods ended June 30, 1997 as compared with the same periods in 1996. The increases were due to higher reserves for group accident and health policies, from poor claims experience, and increases in death, disability and annuity surrender benefits.

General expenses and commissions increased by $1,408,000 and $2,492,000 for the three and six month periods ended June 30, 1997 as a result of the increase in sales of the Registrant's market-value adjusted deferred annuity and group life insurance products.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Sun Life Insurance and Annuity Company of New York


August 12, 1997                   s/ Robert P. Vrolyk
                             -------------------------------------------------
                             Robert P. Vrolyk, Vice President, Controller and Actuary


August 12, 1997                   s/ Margaret S. Mead
                             -----------------------------------------------
                             Margaret S. Mead, Assistant Vice President and Secretary