Form 10-Q
period 1997-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1997-11-13
CIK 779955

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        33-1079, 33-58482 and
For Quarter Ended September 30, 1997        Commission File Number  333-09141


                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)



          New York                       04-2845273
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



  80 Broad Street, New York, New York                          10004
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     (212) 943-3855
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

                                      INDEX

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Part I:  Financial Information

         Item 1: Financial Statements:*

         Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus -
           September 30, 1997 and December 31, 1996                                                              3

         Statutory Statements of Operations -
            Three Months Ended September 30, 1997 and September 30, 1996                                         4

         Statutory Statements of Operations -
            Nine Months Ended September 30, 1997 and September 30, 1996                                          5

         Statutory Statements of Changes in Capital Stock and Surplus -
            Nine Months Ended September 30, 1997 and September 30, 1996                                          6

         Statutory Statements of Cash Flow -
            Nine Months Ended September 30, 1997 and September 30, 1996                                          7

         Notes to Unaudited Statutory Financial Statements                                                       8

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                            9



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

                         ITEM 1. FINANCIAL STATEMENTS

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                    Statutory Statements of Admitted Assets,
                   Liabilities and Capital Stock and Surplus

                                                                      SEPTEMBER 30,    DECEMBER 31,
Admitted Assets                                                            1997            1996
--------------------------------------------------------------------  --------------  --------------
Bonds...............................................................  $   68,062,715  $   81,649,792
Mortgage loans......................................................      31,117,316      40,431,773
Real estate, net of encumbrances....................................       1,321,515       1,377,041
Policy loans........................................................         597,184         651,332
Cash................................................................         863,452         107,821
Investment income due and accrued...................................       1,536,821       1,737,199
Due from separate accounts..........................................       4,473,319       1,689,278
Other assets........................................................       2,415,756         505,452
                                                                         -----------     -----------
General account assets..............................................     110,388,078     128,149,688

Unitized separate account assets....................................     389,895,121     297,690,137
Non-unitized separate account assets................................     114,894,961      92,192,714
                                                                         -----------     -----------
Total assets........................................................  $  615,178,160  $  518,032,539
                                                                         -----------     -----------
                                                                         -----------     -----------
Liabilities

Policy reserves.....................................................  $   30,282,362  $   25,264,586
Annuity and other deposits..........................................      36,472,063      61,747,147
Accrued expenses and taxes..........................................         804,228         532,957
Other liabilities...................................................       2,675,001         941,534
Due to parent and affiliates--net...................................       2,489,175       2,014,355
Interest maintenance reserve........................................         816,083       1,173,961
Asset valuation reserve.............................................       1,742,128       1,845,237
                                                                         -----------     -----------
General account liabilities.........................................      75,281,040      93,519,777

Unitized separate account liabilities...............................     389,715,922     297,517,405
Non-unitized separate account liabilities...........................     114,894,961      92,192,714
                                                                         -----------     -----------
Total liabilities...................................................     579,891,923     483,229,896
                                                                         -----------     -----------

Capital Stock and Surplus

Capital stock--Par value $1,000:
Authorized, issued and outstanding;
  2,000 shares                                                             2,000,000       2,000,000
Surplus.............................................................      33,286,237      32,802,643
                                                                         -----------     -----------
Total capital stock and surplus.....................................      35,286,237      34,802,643
                                                                         -----------     -----------
Total liabilities, capital stock and surplus........................  $  615,178,160  $  518,032,539
                                                                         -----------     -----------
                                                                         -----------     -----------

             See notes to unaudited statutory financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                     STATUTORY STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
Income                                                                                    1997           1996
                                                                                      -------------  -------------
Premiums and annuity considerations.................................................  $   4,124,748  $   2,915,344
Deposit-type funds..................................................................     29,644,724     22,594,317
Net investment income...............................................................      2,103,551      2,760,560
Amortization of interest maintenance reserve........................................        131,426        163,422
Net gain from operations from separate accounts.....................................          2,244              0
                                                                                      -------------  -------------
                                                                                         36,006,693     28,433,643
                                                                                      -------------  -------------

Benefits and expenses

Death benefits......................................................................      1,254,315      1,085,322
Annuity benefits....................................................................      1,424,406      2,541,018
Disability benefits and benefits under accident and health policies.................        248,843         96,063
Surrender benefits and other fund withdrawals.......................................     33,327,858     42,127,282
Increase (decrease) in aggregate reserves for life and
  accident and health policies and contracts........................................      1,342,274       (270,294)
Decrease in liability for premium and other deposit funds...........................     (9,997,150)   (30,316,794)
                                                                                      -------------  -------------
                                                                                         27,600,546     15,262,597

Commissions on premiums and annuity considerations..................................      1,419,335        851,401
General insurance expenses..........................................................      2,109,676      1,350,234
Insurance taxes, licenses and fees..................................................        169,973        166,792
Net transfers to separate accounts..................................................      4,171,562      4,063,714
                                                                                      -------------  -------------
                                                                                         35,471,092     21,694,738
                                                                                      -------------  -------------

Net gain from operations before federal income taxes................................        535,601      6,738,905

Federal income taxes incurred (excluding tax on capital gains)......................        596,291      1,915,290
                                                                                      -------------  -------------
Net gain (loss) from operations after federal income taxes
  and before realized capital losses................................................        (60,690)     4,823,615

Net realized capital losses less capital gains tax..................................              0        (89,069)
                                                                                      -------------  -------------
Net income (loss)...................................................................  $     (60,690) $   4,734,546
                                                                                      -------------  -------------
                                                                                      -------------  -------------

             See notes to unaudited statutory financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                     STATUTORY STATEMENTS OF OPERATIONS

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
Income                                                                                    1997           1996
                                                                                      -------------  -------------
Premiums and annuity considerations.................................................  $  12,458,398  $   9,136,956
Deposit-type funds..................................................................     91,868,239     43,674,647
Net investment income...............................................................      6,836,460     10,075,533
Amortization of interest maintenance reserve........................................        416,790        536,219
Net gain from operations from separate accounts.....................................          6,467              0
                                                                                      -------------  -------------
                                                                                        111,586,354     63,423,355
                                                                                      -------------  -------------

Benefits and expenses

Death benefits......................................................................      3,898,610      2,247,072
Annuity benefits....................................................................      4,217,865      5,297,066
Disability benefits and benefits under accident and health policies.................        748,953        303,039
Surrender benefits and other fund withdrawals.......................................     81,044,249     86,666,212
Increase in aggregate reserves for life and accident and health policies and
  contracts.........................................................................      4,697,776        897,344
Decrease in liability for premium and other deposit funds...........................    (25,275,084)   (50,464,729)
                                                                                      -------------  -------------
                                                                                         69,332,369     44,946,004

Commissions on premiums and annuity considerations..................................      4,142,882      2,118,684
General insurance expenses..........................................................      5,683,865      3,889,089
Insurance taxes, licenses and fees..................................................        563,096        567,407
Net transfers to separate accounts..................................................     29,848,904      2,312,330
                                                                                      -------------  -------------

                                                                                        109,571,116     53,833,514
                                                                                      -------------  -------------
Net gain from operations before federal income taxes................................      2,015,238      9,589,841

Federal income taxes incurred (excluding tax on capital gains)......................      1,488,500      2,860,577
                                                                                      -------------  -------------
Net gain from operations after federal income taxes and before realized capital
  losses............................................................................        526,738      6,729,264

Net realized capital losses less capital gains tax..................................         (3,908)      (478,761)
                                                                                      -------------  -------------
Net income..........................................................................  $     522,830  $   6,250,503
                                                                                      -------------  -------------
                                                                                      -------------  -------------


             See notes to unaudited statutory financial statements.

             SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

         STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
Capital stock......................................................................  $   2,000,000  $   2,000,000
Paid-in surplus....................................................................     29,500,000     28,750,000
Special contingency reserve........................................................              0        750,000
Unassigned surplus
Balance, beginning of period.......................................................      3,302,643        464,414
Net income.........................................................................        522,830      6,250,503
Unrealized gains (losses)..........................................................       (143,988)       361,555
Change in non-admitted assets......................................................          1,643         29,819
Earnings on and transfers of separate account surplus..............................              0          6,032
Change in asset valuation reserve..................................................        103,109         33,180
                                                                                     -------------  -------------
Balance, end of period.............................................................      3,786,237      7,145,503
                                                                                     -------------  -------------
Total surplus......................................................................     33,286,237     36,645,503
                                                                                     -------------  -------------
Total capital stock and surplus....................................................  $  35,286,237  $  38,645,503
                                                                                     -------------  -------------
                                                                                     -------------  -------------

             See notes to unaudited statutory financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF CASH FLOW

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
Cash Provided                                                                            1997           1996
                                                                                    --------------  -------------
Premiums, annuity considerations and deposit funds received.......................  $  104,023,727  $  52,677,750
Net investment income received....................................................       7,136,810     11,378,263
                                                                                    --------------  -------------
Total receipts....................................................................     111,160,537     64,056,013
                                                                                    --------------  -------------
Benefits paid.....................................................................      89,396,248     94,244,689
Insurance expenses and taxes paid.................................................      10,118,572      6,347,806
Net cash transfers to separate accounts...........................................      32,632,945      9,066,319
Federal income tax payments (excluding tax on capital gains)......................         808,500      2,606,742
                                                                                    --------------  -------------
Total payments....................................................................     132,956,265    112,265,556
                                                                                    --------------  -------------
Net cash from operations..........................................................     (21,795,728)   (48,209,543)
Proceeds from long-term investments sold, matured or repaid (after deducting taxes
  on capital gains of $29,618 for 1997, and $(134,249) for 1996)..................      45,425,627     71,255,423
Other cash provided...............................................................       2,321,445      4,349,255
                                                                                    --------------  -------------
Total cash provided...............................................................      47,747,072     75,604,678
                                                                                    --------------  -------------
Cash Applied
Cost of long-term investments acquired............................................      22,596,492     28,625,739
Other cash applied................................................................       2,589,996      5,239,602
                                                                                    --------------  -------------
Total cash applied................................................................      25,186,488     33,865,341
                                                                                    --------------  -------------
Net change in cash and short-term investments.....................................         764,856     (6,470,206)
Cash and short-term investments:
Beginning of period...............................................................       4,614,994      8,304,756
                                                                                    --------------  -------------
End of period.....................................................................  $    5,379,850  $   1,834,550
                                                                                    --------------  -------------
                                                                                    --------------  -------------

             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York
                Notes to Unaudited Statutory Financial Statements


(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $512,000 and $1,219,000 for the three and nine month periods in 1997 and approximately $366,000 and $1,244,000 for the three and nine month periods in 1996, respectively.

                  Sun Life Insurance and Annuity Company of New York
                      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


The Registrant had net loss of $61,000 for the three month period ended September 30, 1997 and net income of $523,000 for the nine month period ended September 30, 1997 as compared to net income of $4,735,000 and $6,251,000 for the same periods ended September 30, 1996. The $4,796,000 and $5,728,000 decrease in earnings between periods was due primarily to reserve strengthening related to the Registrant's market-value adjusted combination fixed/variable annuity product and adverse group long-term disability claims experience.

Total income increased by $7,573,000 and $48,163,000 for the three and nine month periods ended September 30, 1997 as compared with the same periods in 1996. The increase was due primarily to higher fixed and variable annuity deposits and group life insurance premiums.

Policyholder benefits increased by $12,338,000 and $24,386,000 for the three and nine month periods ended September 30, 1997 as compared with the same periods in 1996. The increase was due primarily to an increase in the liability for premium and other deposit funds, the result of fewer maturing fixed annuity contracts in 1997.

General expenses and commissions increased by $1,327,000 and $3,819,000 for the three and nine month periods ended September 30, 1997 as a result of the increase in sales of the Registrant's market-value adjusted deferred annuity and group life insurance products.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Sun Life Insurance and Annuity Company of New York


November 13, 1997                 s/ Robert P. Vrolyk
                             -------------------------------------------------
                             Robert P. Vrolyk, Vice President, Controller and Actuary


November 13, 1997                 s/ Margaret S. Mead
                             -----------------------------------------------
                             Margaret S. Mead, Assistant Vice President and Secretary