Form 10-K
period 1997-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1998-03-31
CIK 779955

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

 For the fiscal year        Commission file numbers
        ended           33-1079, 33-58482 AND 333-09141
  DECEMBER 31, 1997

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

Registrant has 2,000 shares of common stock outstanding on March 31, 1998, all of which are owned by
Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION J.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

The Company is a stock life insurance company incorporated in the state of New York on May 25, 1983 and currently transacts business only in the State of New York.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life of Canada (U.S.)"), One Sun Life Executive Park, Wellesley Hills, Massachusetts 02181, a stock life insurance company incorporated in Delaware. Effective May 1, 1997, the Company's ultimate parent company, Sun Life Assurance Company of Canada ("SLOC"), established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"), a Delaware corporation, to serve as the holding company for Sun Life (U.S.). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of SLOC, 150 King Street West, Toronto, Ontario, Canada, a mutual life insurance company incorporated pursuant to an Act of Parliament of Canada. The Company is engaged in the sale of combination fixed/ variable annuity contracts and group life and health insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

ITEM 2.  PROPERTIES.

The Company owns no properties.

The Company occupies office space leased by it. The lease expires in February, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is engaged in various kinds of routine litigation which, in management's judgement, is not of material importance to its total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction J (2) (c) to Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and as such there is no market for its common stock.

No dividends have been paid by the Company.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction J (2) (a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Omitted pursuant to Instruction J (2) (a) to Form 10-K.

RESULTS OF OPERATIONS

The Company had net income of $3,356,000 for 1997 as compared to $2,403,000 for 1996. The increase in net income was due to higher earnings from annuity and group life segments, the result of higher fees from separate account assets and an increase in the surplus transfer from the unitized separate account, and strong group life sales and good mortality experience, respectively, offset by lower earnings from group health, the result of lower than expected sales combined with higher reserves from increasing claims.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not invest in derivative financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements, in the form required by Regulation S-X, are set forth below. The Company is not subject to the requirement to file supplementary financial data specified by Item 302 of Regulation S-K.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND CAPITAL STOCK AND SURPLUS

                                                 DECEMBER 31,
                                          --------------------------
                                              1997          1996
                                          ------------  ------------
ADMITTED ASSETS
GENERAL ACCOUNT ASSETS:
    Bonds                                 $ 61,703,336  $ 77,142,619
    Mortgage loans on real estate           25,787,001    40,431,773
    Properties acquired in satisfaction
      of debt                                       --     1,377,041
    Policy loans                               636,277       651,332
    Cash and short-term investments         10,120,237     4,614,994
    Life insurance premiums and annuity
      considerations due and uncollected       791,011       421,112
    Accident and health premiums due and
      unpaid                                   158,858        69,672
    Investment income due and accrued        1,083,939     1,737,199
    Other assets                               497,790        14,668
                                          ------------  ------------
    General account assets                 100,778,449   126,460,410
SEPARATE ACCOUNT ASSETS:
    Unitized                               406,430,585   303,896,114
    Non-unitized                           116,889,545    87,676,015
                                          ------------  ------------
    Total Admitted Assets                 $624,098,579  $518,032,539
                                          ------------  ------------
                                          ------------  ------------
LIABILITIES
GENERAL ACCOUNT LIABILITIES:
    Aggregate reserve for life policies
      and contracts                       $ 22,374,626  $ 20,404,586
    Aggregate reserve for accident and
      health policies                        7,414,000     4,185,000
    Policy and contract claims               1,912,737     1,107,333
    Liability for premium and other
      deposit funds                         31,341,254    61,747,147
    Interest maintenance reserve               885,581     1,173,961
    Commissions to agents due or accrued       521,106       217,449
    General expenses due or accrued            415,105       218,624
    Transfers from Separate Accounts due
      or accrued                            (7,224,058)   (1,689,278)
    Taxes, licenses and fees due or
      accrued                                  114,986        96,884
    Federal income taxes due or accrued      1,000,000       400,000
    Asset valuation reserve                  1,346,335     1,845,237
    Payable to parent, subsidiaries and
      affiliates                             1,266,475     1,614,355
    Other liabilities                          810,594       509,201
                                          ------------  ------------
    General account liabilities             62,178,741    91,830,499
SEPARATE ACCOUNT LIABILITIES:
    Unitized                               406,249,110   303,723,382
    Non-unitized                           116,889,545    87,676,015
                                          ------------  ------------
    Total liabilities                      585,317,396   483,229,896
                                          ------------  ------------
CAPITAL STOCK AND SURPLUS
    Capital Stock--Par value $1,000;
      authorized issued and outstanding;
      2,000 shares                           2,000,000     2,000,000
                                          ------------  ------------
    Gross paid in and contributed
      surplus                               29,500,000    29,500,000
    Group life contingency reserve fund        180,457       118,381
    Unassigned funds                         7,100,726     3,184,262
                                          ------------  ------------
    Total Surplus                           36,781,183    32,802,643
                                          ------------  ------------
CAPITAL STOCK AND SURPLUS                   38,781,183    34,802,643
                                          ------------  ------------
    Total liabilities, capital stock and
      surplus                             $624,098,579  $518,032,539
                                          ------------  ------------
                                          ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) STATUTORY STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1997          1996          1995
                                          ------------  ------------  ------------
INCOME:
    Premiums and annuity considerations   $ 16,670,915  $ 11,581,817  $ 11,731,623
    Deposit-type funds                     122,789,862    72,121,136    73,714,439
    Net investment income                    8,824,668    12,313,903    18,450,106
    Amortization of interest maintenance
      reserve                                  519,001       704,763       753,351
    Net gain from operations from
      Separate Accounts                          8,743         8,101            --
                                          ------------  ------------  ------------
      Total Income                         148,813,189    96,729,720   104,649,519
                                          ------------  ------------  ------------
BENEFITS AND EXPENSES:
    Death benefits                           4,916,746     2,881,367     2,589,934
    Annuity benefits                         5,439,091     7,175,995     6,606,801
    Disability benefits and benefits
      under accident and health policies       939,635       464,615       233,549
    Surrender benefits and other fund
      withdrawals                          111,623,776   118,432,072   118,975,912
    Interest on policy or contract funds        75,069        83,323            --
    Increase in aggregate reserves for
      life and accident and health
      policies and contracts                 5,199,040     1,550,701     3,022,081
    Decrease in liability for premium
      and other deposit funds              (30,405,893)  (67,996,389)  (71,733,008)
                                          ------------  ------------  ------------
      Total Benefits                        97,787,464    62,591,684    59,695,269
    Commissions on premiums and annuity
      considerations (direct business
      only)                                  5,582,738     3,047,358     3,212,849
    General insurance expenses               7,687,478     6,093,131     5,716,492
    Insurance taxes, licenses and fees,
      excluding federal income taxes           788,386       729,244       579,585
    Net transfers to Separate Accounts      31,479,097    19,487,747    32,047,554
                                          ------------  ------------  ------------
      Total Benefits and Expenses          143,325,163    91,949,164   101,251,749
                                          ------------  ------------  ------------
    Net gain from operations before
      dividends to policyholders and
      federal income taxes                   5,488,026     4,780,556     3,397,770
    Federal income taxes incurred
      (excluding tax on capital gains)       2,315,259     1,938,734     2,446,706
                                          ------------  ------------  ------------
    Net gain from operations after
      dividends to policyholders and
      federal income taxes and before
      realized capital gains                 3,172,767     2,841,822       951,064
    Net realized capital gains (losses)
      less capital gains tax and
      transferred to the interest
      maintenance reserve                      183,262      (439,101)      (21,536)
                                          ------------  ------------  ------------
NET INCOME                                $  3,356,029  $  2,402,721  $    929,528
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
CAPITAL AND SURPLUS, BEGINNING OF YEAR    $34,802,643  $31,964,414  $31,409,069
                                          -----------  -----------  -----------
    Net income                              3,356,029    2,402,721      929,528
    Change in net unrealized capital
      gains (losses)                          138,000      702,000     (672,000)
    Change in nonadmitted assets and
      related items                           (14,391)      32,888       71,263
    Change in asset valuation reserve         498,902     (299,380)     226,554
                                          -----------  -----------  -----------
    Net change in capital and surplus
      for the year                          3,978,540    2,838,229      555,345
                                          -----------  -----------  -----------
CAPITAL AND SURPLUS, END OF YEAR          $38,781,183  $34,802,643  $31,964,414
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CASH FLOW

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1997          1996          1995
                                          ------------  ------------  ------------
CASH PROVIDED
    Premiums, annuity considerations and
      deposit funds received              $139,005,632  $ 83,598,181  $ 85,243,958
    Net investment income                    9,707,801    14,106,521    19,808,090
                                          ------------  ------------  ------------
      Total receipts                       148,713,433    97,704,702   105,052,048
                                          ------------  ------------  ------------
    Benefits paid                          122,170,301   128,975,968   128,129,129
    Insurance expenses and taxes paid       13,540,362     9,712,774     9,655,310
    Net cash transfers to separate
      accounts                              37,013,877    22,213,704    29,702,679
    Federal income tax payments
      (excluding tax on capital gains)       1,715,259     2,909,899     2,125,541
                                          ------------  ------------  ------------
      Total payments                       174,439,799   163,812,345   169,612,659
    Net cash from operations               (25,726,366)  (66,107,643)  (64,560,611)
    Proceeds from long-term investments
      sold, matured or repaid (after
      deducting taxes on capital gains
      of $222,860 for 1997, $(112,405)
      for 1996 and $324,248 for 1995)       59,132,310    86,583,714   123,662,512
    Other cash provided                        325,543     4,654,856       444,240
                                          ------------  ------------  ------------
      Total cash provided                   59,457,853    91,238,570   124,106,752
                                          ------------  ------------  ------------
CASH APPLIED
    Cost of long-term investments
      acquired                              27,369,138    28,654,582    51,631,901
    Other cash applied                         857,106       166,107     2,401,799
                                          ------------  ------------  ------------
      Total cash applied                    28,226,244    28,820,689    54,033,700
                                          ------------  ------------  ------------
      Net change in cash and short-term
        investments                          5,505,243    (3,689,762)    5,512,441
CASH AND SHORT-TERM INVESTMENTS:
BEGINNING OF YEAR                            4,614,994     8,304,756     2,792,315
                                          ------------  ------------  ------------
END OF YEAR                               $ 10,120,237  $  4,614,994  $  8,304,756
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL--

Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities and group life and long-term disability insurance. The parent company, Sun Life Assurance Company of Canada (U.S.) (Sun Life of Canada (U.S.)), is ultimately a wholly-owned subsidiary of Sun Life Assurance Company of Canada (Sun Life (Canada)), a mutual life insurance company.

The Company, which is domiciled in the State of New York, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the Insurance Department of the State of New York. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as New York State laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles ("GAAP") for mutual life insurance companies and stock life insurance companies wholly owned by mutual life insurance companies. In April of 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation") which became effective in 1996 that has changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with GAAP. Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Company's financial position, results of operations or cash flow in conformity with GAAP. (See Note 16 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
SEPARATE ACCOUNTS--

The Company has established unitized separate accounts applicable to individual qualified and non-qualified variable annuity contracts.

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the statutory financial statements. Assets held in the separate accounts are carried at market values.

The Company has also established a non-unitized separate account for amounts allocated to the fixed portion of a certain combination fixed/variable deferred annuity contract. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as payable (receivable) to (from) the general account. Transfers from separate accounts due or accrued amounted to $7,224,000 in 1997 and $1,689,000 in 1996.

OTHER--

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain 1996 and 1995 amounts have been reclassified to conform to amounts as presented in 1997.

2.  BONDS:
Investments in debt securities are as follows:

                                                      DECEMBER 31, 1997
                                          ------------------------------------------
                                                      GROSS       GROSS     ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED   FAIR
                                            COST      GAINS       LOSSES     VALUE
                                          --------  ----------   --------   --------
                                                          (IN 000'S)
Long-term bonds:
    United States Government and
     government agencies and authorities  $15,005     $  311         $--    $15,316
    Foreign governments                       523         16          --        539
    Public utilities                       12,126        341          --     12,467
    Finance                                 4,026         80          --      4,106
    All other corporate bonds              30,023        696          16     30,703
                                          --------  ----------       ---    --------
        Total long-term bonds              61,703      1,444          16     63,131
                                          --------  ----------       ---    --------
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper       9,406         --          --      9,406
                                          --------  ----------       ---    --------
                                          $71,109     $1,444         $16    $72,537
                                          --------  ----------       ---    --------
                                          --------  ----------       ---    --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.  BONDS (CONTINUED):

                                                       DECEMBER 31, 1996
                                          --------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED     FAIR
                                            COST      GAINS        LOSSES      VALUE
                                          --------  ----------   ----------   --------
                                                           (IN 000'S)
Long-term bonds:
    United States Government and
     government agencies and authorities  $ 9,075     $  179       $   --     $ 9,254
    Foreign governments                       530         14           --         544
    Public utilities                       19,997        434            8      20,423
    Transportation                            468         34           --         502
    Finance                                 9,643        182           --       9,825
    All other corporate bonds              37,430      1,149           33      38,546
                                          --------  ----------        ---     --------
        Total long-term bonds              77,143      1,992           41      79,094
Short-term bonds:
    U.S. Treasury Bills, bankers
     acceptances and commercial paper       4,507         --           --       4,507
                                          --------  ----------        ---     --------
                                          $81,650     $1,992       $   41     $83,601
                                          --------  ----------        ---     --------
                                          --------  ----------        ---     --------

The amortized cost and estimated fair value of bonds at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                             DECEMBER 31, 1997
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST      FAIR VALUE
                                          ---------  ------------
                                                (IN 000'S)
Maturities are:
    Due in one year or less                $21,723     $ 21,825
    Due after one year through five
     years                                  33,228       34,015
    Due after five years through ten
     years                                   2,386        2,499
    Due after ten years                      6,162        6,471
                                          ---------  ------------
        Subtotal                            63,499       64,810
                                          ---------  ------------
    Mortgage-backed securities               7,610        7,727
                                          ---------  ------------
                                           $71,109     $ 72,537
                                          ---------  ------------
                                          ---------  ------------

Proceeds from sales and maturities of investments in debt securities during 1997, 1996 and 1995 were $42,986,000, $76,431,000 and $111,448,000, respectively. Gross gains of $395,000, $537,000 and $1,295,000 and gross losses of $40,000, $183,000 and $335,000 were realized on such sales during 1997, 1996 and 1995, respectively.

A bond, included above, with an amortized cost of approximately $408,000 and $412,000 at December 31, 1997 and 1996, respectively, was on deposit with the Superintendent of Insurance of the State of New York as required by law.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3.  MORTGAGE LOANS:
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgment, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographic distribution of the mortgage loan portfolio at December 31:

                                           1997     1996
                                          -------  -------
                                             (IN 000'S)

New York                                  $ 4,375  $10,717
California                                  4,672    4,884
Massachusetts                               2,556    6,542
Ohio                                        1,308    3,445
Florida                                     3,313    3,795
All other                                   9,563   11,049
                                          -------  -------
                                          $25,787  $40,432
                                          -------  -------
                                          -------  -------

As of December 31, 1997, the Company has restructured mortgage loans totaling $960,000 against which there are allowances for losses of $250,000.

4.  INVESTMENT GAINS (LOSSES):

                                              YEARS ENDED
                                             DECEMBER 31,
                                          -------------------
                                          1997   1996   1995
                                          -----  -----  -----
                                              (IN 000'S)
Realized capital gains (losses):
    Mortgage loans                        $  (6) $(676) $  (1)
    Real estate                             288     --    (32)
                                          -----  -----  -----
                                            282   (676)   (33)
                                          -----  -----  -----
                                          -----  -----  -----
Changes in unrealized capital gains
 (losses) on mortgage loans               $ 138  $ 702  $(672)
                                          -----  -----  -----
                                          -----  -----  -----

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The gross realized capital gains credited to the interest maintenance reserve were $355,000, $354,000 and $960,000 in 1997, 1996 and 1995, respectively. All gains are transferred net of applicable income taxes.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5.  NET INVESTMENT INCOME:
Net investment income consisted of the following for:

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------
                                           1997     1996     1995
                                          -------  -------  -------
                                                 (IN 000'S)
Interest income from bonds                $ 5,622  $ 8,576  $13,020
Interest income from mortgage loans         3,279    4,252    5,882
Real estate investment income (loss)          483      376      (52)
Other investment income (loss)                170      (93)     170
                                          -------  -------  -------
    Gross investment income                 9,554   13,111   19,020
Investment expenses                           729      797      570
                                          -------  -------  -------
Net investment income                     $ 8,825  $12,314  $18,450
                                          -------  -------  -------
                                          -------  -------  -------

6.  REINSURANCE:
The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will reinsure the mortality and morbidity risks of the group life insurance contracts and group long-term disability contracts issued by the Company. Under these agreements, basic death benefits and long-term disability benefits are reinsured on a yearly renewable term basis. The agreements provide that Sun Life (Canada) will reinsure the mortality risks in excess of $50,000 per policy for group life insurance contracts and $3,000 per policy per month for the group long-term disability contracts ceded by the Company. Reinsurance transactions under these agreements had the effect of increasing income from operations by $139,000 for the year ended December 31, 1997, decreasing income from operations by $500,000 for the year ended December 31, 1996 and increasing income from operations by $652,000 for the year ended December 31, 1995.

The group life and long-term disability reinsurance agreements require that the reinsurer provide funds in amounts equal to the reserves ceded.

The following are summarized proforma results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 before the effect of reinsurance transactions with Sun Life (Canada).

                                           YEARS ENDED DECEMBER 31,
                                          ---------------------------
                                            1997     1996      1995
                                          --------  -------  --------
                                                  (IN 000'S)
Income:
    Premiums, annuity deposits and other
     revenues                             $142,915  $85,947  $ 86,819
    Net investment income                    9,343   13,019    19,204
                                          --------  -------  --------
    Subtotal                               152,258   98,966   106,023
                                          --------  -------  --------
Benefits and expenses:
    Policyholder benefits                  101,371   64,328    61,720
    Other expenses                          45,538   29,357    41,557
                                          --------  -------  --------
    Subtotal                               146,909   93,685   103,277
                                          --------  -------  --------
Income from operations                    $  5,349  $ 5,281  $  2,746
                                          --------  -------  --------
                                          --------  -------  --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                           DECEMBER 31, 1997
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                               (IN 000'S)
Subject to discretionary withdrawal:
  --with market value adjustment          $120,764     21.40%
  --at book value less surrender charges
   (surrender charge > 5%)                  13,811      2.40
  --at book value (minimal or no charge
   or adjustment)                          410,484     72.70
Not subject to discretionary withdrawal
 provision                                  19,972      3.50
                                          --------  ----------
Total annuity actuarial reserves and
 deposit liabilities                      $565,031    100.00%
                                          --------  ----------
                                          --------  ----------

                                           DECEMBER 31, 1996
                                          --------------------
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
                                               (IN 000'S)
Subject to discretionary withdrawal:
  --with market value adjustment          $ 92,135     19.60%
  --at book value less surrender charges
   (surrender charge > 5%)                  38,668      8.20
  --at book value (minimal or no
   surrender charge or adjustment)         318,886     67.90
Not subject to discretionary withdrawal
 provision                                  20,326      4.30
                                          --------  ----------
Total annuity actuarial reserves and
 deposit liabilities                      $470,015    100.00%
                                          --------  ----------
                                          --------  ----------

8.  RETIREMENT PLANS:
The Company participates with Sun Life (Canada) and Sun Life of Canada (U.S.) in a noncontributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA; the plan is currently fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of a variable accumulation fund contract held in a separate account of Sun Life (Canada).

The Company's share of the group's accrued pension cost at December 31, 1997, 1996 and 1995 was $211,000, $178,000 and $97,000, respectively. The Company's share of net periodic pension cost was $33,000, $81,000 and $18,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company also participates with Sun Life (Canada), Sun Life of Canada (U.S.) and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Employer contributions were $28,000, $27,000 and $21,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, the Company provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8.  RETIREMENT PLANS (CONTINUED):
early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The expense recognized in the financial statements relative to this plan was $16,000 in 1997, $8,000 in 1996 and $7,000 in 1995.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                      1997                            1996
                                          -----------------------------   -----------------------------
                                             CARRYING                        CARRYING
                                              AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                          --------------   ------------   --------------   ------------
                                                                   (IN 000'S)
ASSETS:
Bonds                                        $ 71,109        $ 72,537        $ 81,650        $   83,601
Mortgages                                      25,787          26,557          40,432            41,196
                                              -------      ------------   --------------   ------------
Total                                        $ 98,896        $ 99,094        $122,082        $  124,797
                                              -------      ------------   --------------   ------------
                                              -------      ------------   --------------   ------------
LIABILITIES:
Individual annuities                         $ 40,479        $ 38,177        $ 70,166        $   68,830
                                              -------      ------------   --------------   ------------
                                              -------      ------------   --------------   ------------

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

10. STATUTORY INVESTMENT VALUATION RESERVES:
The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an IMR and amortized into income over the remaining contractual life of the security sold.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

10. STATUTORY INVESTMENT VALUATION RESERVES (CONTINUED):
The table shown below presents changes in the major elements of the AVR and IMR.

                                               1997            1996
                                          --------------  --------------
                                           AVR     IMR     AVR     IMR
                                          ------  ------  ------  ------
                                            (IN 000'S)      (IN 000'S)
Balance, beginning of year                $1,845  $1,174  $1,546  $1,648
Net realized capital gains (losses), net
 of tax                                      183     231    (439)    230
Amortization of net investment gains          --    (519)     --    (704)
Unrealized investment gains                  138      --     702      --
Required by formula                         (820)     --      36      --
                                          ------  ------  ------  ------
Balance, end of year                      $1,346  $  886  $1,845  $1,174
                                          ------  ------  ------  ------
                                          ------  ------  ------  ------

11. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES:
Activity in the liability for unpaid claims and claim adjustment expense is summarized below (in 000's).

                                                      1997     1996     1995
                                                     -------  -------  -------
 Balance, January 1                                  $ 6,129  $ 4,320  $ 2,322
 Claims incurred                                       9,008    5,061    4,789
 Claims paid                                          (4,898)  (3,252)  (2,791)
                                                     -------  -------  -------
 Balance, December 31                                $10,239  $ 6,129  $ 4,320
                                                     -------  -------  -------
                                                     -------  -------  -------

The information presented above includes unpaid benefit claims and claim adjustment expenses for the group life and group long-term disability contracts. As of December 31, 1997, the unpaid claim and claim adjustment liability for these contracts is included in Policy Reserves.

12. FEDERAL INCOME TAXES:
The Company files a consolidated federal income tax return with Sun Life of Canada (U.S.) and other affiliates. Federal income taxes are calculated as if the Company filed a return as a separate company. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such differences include reserves, depreciation and accrual of market discount on bonds. The Company made cash payments to Sun Life of Canada (U.S.) of $1,938,000, $2,797,000 and $2,421,000 during 1997, 1996 and 1995, respectively.

13. LEASE COMMITMENTS:
The Company leases two separate facilities for its annuity operations and group sales office. Both leases commenced in March 1994.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

13. LEASE COMMITMENTS (CONTINUED):
Future minimum lease commitments are as follows:

 YEAR ENDING DECEMBER 31,
 ------------------------------  AMOUNT
                                 ------
                                  (IN
                                 000'S)
 1998                            $ 354
 1999                              305
 2000                              237
 2001                              237
 2002                              237
 Thereafter                        275
                                 ------
 Total                           $1,645
                                 ------
                                 ------

Rent expense under these and prior leases in 1997, 1996 and 1995 amounted to $348,000, $336,000 and $336,000, respectively.

14. MANAGEMENT AND SERVICE CONTRACTS:
The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Company, as requested, personnel as well as certain investment, actuarial and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,155,000 in 1997, $1,866,000 in 1996 and $1,741,000 in 1995.

15. RISK-BASED CAPITAL:
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1997 and 1996.

16. ACCOUNTING POLICIES AND PRINCIPLES:
The financial statements of the Company have been prepared on the basis of statutory accounting practices which, prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting and GAAP are described as follows. Statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP; deferred acquisition costs, deferred federal income taxes and statutory non admitted assets. AVR and IMR are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Premiums for investment-type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

Because the Company's management uses financial information prepared in conformity with accounting policies generally accepted in Canada in the normal course of business, the management of the Company has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York ("the Company") as of December 31, 1997 and 1996, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Notes 1 and 16 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which practices differ from generally accepted accounting principles. The effects on the financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York as of December 31, 1997 and 1996, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1997 on the basis of accounting described in Notes 1 and 16.

However, because of the effects of the matter discussed in the second preceding paragraph, in our opinion, the statutory financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 1997 and 1996 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1997.

As management has stated in Note 16, because the Company's management uses financial information prepared in accordance with accounting principles generally accepted in Canada in the normal course of business, the management of Sun Life Insurance and Annuity Company of New York has determined that the cost of complying with Statement No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts, would exceed the benefits that the Company, or the users of its financial statements would experience. Consequently, the Company has elected not to apply such standards in the preparation of these financial statements.

DELOITTE & TOUCHE LLP
February 5, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction J (2) (c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial statements (set forth in Item 8):
       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Operations for each of the three years ended
         December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Statutory Statements of Changes in Capital Stock and Surplus for each of the three years ended December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Statutory Statements of Cash Flow for each of the three years ended
         December 31, 1997, December 31, 1996 and December 31, 1995.

       -- Notes to Statutory Financial Statements, Years Ended December 31,
         1997, 1996 and 1995.

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                   SCHEDULE I
          SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                                                                                                   AMOUNT AT WHICH
                                                                                                    SHOWN IN THE
TYPE OF INVESTMENT                                                          COST        VALUE       BALANCE SHEET
------------------------------------------------------------------------  ---------  -----------  -----------------
                                                                                     (IN 000'S)
Bonds:
United States government and government agencies and authorities          $  15,005   $  15,316      $    15,005
Foreign governments                                                             523         539              523
Public utilities                                                             12,126      12,467           12,126
All other corporate bonds                                                    34,049      34,809           34,049
                                                                          ---------  -----------         -------
    Total bonds                                                              61,703      63,131           61,703
                                                                          ---------  -----------         -------
Mortgage loans                                                               25,787      25,787           25,787
Policy loans                                                                    636         636              636
Short-term investments                                                        9,406       9,406            9,406
                                                                          ---------  -----------         -------
Total investments                                                         $  97,532   $  98,960      $    97,532
                                                                          ---------  -----------         -------
                                                                          ---------  -----------         -------

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                  SCHEDULE VI
                             SUMMARY OF REINSURANCE

                                                                                        CEDED TO
                                                                            GROSS         OTHER         NET
                                                                            AMOUNT      COMPANIES      AMOUNT
                                                                         ------------  -----------  ------------
                                                                                       (IN 000'S)
1997
Life Insurance in Force                                                  $  4,113,017   $ 879,923   $  3,233,094
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $     11,759   $   2,379   $      9,380
  Accident and Health                                                           3,677       1,066          2,611
                                                                         ------------  -----------  ------------
Total Premiums                                                           $     15,436   $   3,445   $     11,991
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
1996
Life Insurance In Force                                                  $  3,044,368   $ 400,572   $  2,643,796
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $      7,506   $   1,408   $      6,098
  Accident and Health                                                           2,773         828          1,945
                                                                         ------------  -----------  ------------
Total Premiums                                                           $     10,279   $   2,236   $      8,043
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
1995
Life Insurance In Force                                                  $  1,963,789   $ 300,314   $  1,663,475
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------
Premiums
  Life Insurance                                                         $      5,848   $     917   $      4,931
  Accident and Health                                                           1,862         456          1,406
                                                                         ------------  -----------  ------------
Total Premiums                                                           $      7,710   $   1,373   $      6,337
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

We have audited the statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York (wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) as of December 31, 1997 and 1996 and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 5, 1998 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.

DELOITTE & TOUCHE LLP
February 5, 1998

ITEM 14.  CONTINUED

(a) 3 and (c). Exhibits:

The following Exhibits are incorporated herein by reference:

  EXHIBIT NO.
---------------
           1     Underwriting Agreement (Filed as Exhibit No. 1 to Registration Statement on Form S-1 (Reg. No.
                  33-1079)).
           3     Declaration of Intent and Charter and By-Laws (filed as Exhibits 3(a) and 3(b), respectively, to the
                  Registration Statement on Form S-1 (Reg. No. 33-1079)).
           4     Combination Fixed/Variable Group Annuity Contract and Certificate (filed as Exhibit 4 to Amendment
                  No. 1 to the Registration Statement on Form S-1 (Reg. No. 33-1079)); Combination Fixed/Variable
                  Single Premium Annuity Contract (filed as Exhibit 4 to the Registration Statement on Form S-1 (Reg.
                  No. 33-58482)); Combination Fixed/Variable Flexible Premium Annuity Contract (filed as Exhibit 4 to the Registration Statement on Form N-4 of Sun Life (N.Y.) Variable Account C (Reg. No. 333-05037)).
           5     Opinion Re: Legality (filed as Exhibit 5 to Amendment No. 1 to the Registration Statement on Form S-1
                  (Reg. No. 33-1079); as Exhibit 5 to the Registration Statement on Form S-1 (Reg No. 33-58482)) and
                  as Exhibit 5 to the Registration Statement on Form S-2 (Reg. No. 333-09141).
           6     Opinion Re: Tax Matters (filed as Exhibit 6 to Amendment No. 1 to the Registration Statement on Form
                  S-1 (Reg. No. 33-1079)).
          24     Powers of Attorney (filed herewith).
          27     Financial Data Schedule (file herwith).

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

                                          Date:          March 10, 1998

                                               ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            */s/ JOHN D. MCNEIL               Chairman and Director
-------------------------------------------    (Principal Executive      Date: March 10, 1998
               John D. McNeil                  Officer)

                                              Vice President,
           */s/ ROBERT P. VROLYK               Controller and Actuary
-------------------------------------------    (Principal Financial &    Date: March 10, 1998
              Robert P. Vrolyk                 Accounting Officer)

-------------------------------------------   Director                   Date:
              A. Keith Brodkin

             */s/ JOHN S. LANE
-------------------------------------------   Director                   Date: March 10, 1998
                John S. Lane

-------------------------------------------   Director                   Date:
               David D. Horn

            */s/ JOHN G. IRELAND
-------------------------------------------   Director                   Date: March 14, 1998
              John G. Ireland

           */s/ EDWARD M. LAMONT
-------------------------------------------   Director                   Date: March 9, 1998
              Edward M. Lamont

---------
* By Margaret Sears Mead pursuant to Power of Attorney filed herewith.

           */s/ DONALD A. STEWART
-------------------------------------------   President and Director     Date: March 10, 1998
             Donald A. Stewart

           */s/ RICHARD B. BAILEY
-------------------------------------------   Director                   Date: March 11, 1998
             Richard B. Bailey

        */s/ FIORAVANTE G. PERROTTA
-------------------------------------------   Director                   Date: March 9, 1998
           Fioravante G. Perrotta

            */s/ RALPH F. PETERS
-------------------------------------------   Director                   Date: March 19, 1998
              Ralph F. Peters

-------------------------------------------   Director                   Date:
             Pamela T. Timmins

         */s/ ANGUS A. MACNAUGHTON
-------------------------------------------   Director                   Date: March 10, 1998
            Angus A. MacNaughton

            */s/ M. COLYER CRUM
-------------------------------------------   Director                   Date: March 9, 1998
               M. Colyer Crum

           */s/ SEYMOUR C. RABOY
-------------------------------------------   Senior Vice President and  Date: March 10, 1998
              Seymour C. Raboy                 Director

----------------------------
*By Margaret Sears Mead pursuant to Power of Attorney filed herewith