Form 10-Q
period 1998-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1998-05-14
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                           33-1079, 33-58482 and
For Quarter Ended March 31, 1998                Commission File Number 333-09141
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


                                      INDEX

                                                                         Page
                                                                        Number

Part I:   Financial Information

          Item 1: Financial Statements:*

          Statutory Statements of Admitted Assets,
          Liabilities and Capital Stock and Surplus -
            March 31, 1998 and December 31, 1997                           3

          Statutory Statements of Operations -
             Three Months Ended March 31, 1998 and March 31, 1997          4

          Statutory Statements of Changes in Capital Stock and Surplus -
             Three Months Ended March 31, 1998 and March 31, 1997          5

          Statutory Statements of Cash Flow -
             Three Months Ended March 31, 1998 and March 31, 1997          6

          Notes to Unaudited Statutory Financial Statements                7

          Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     8

Part II:  Other Information

     * The Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1997 has been taken from the audited statutory financial statements at that date. All other statutory statements are unaudited.

                          Item 1. Financial Statements

               Sun Life Insurance and Annuity Company of New York

              Statutory Statements of Admitted Assets, Liabilities
                         and Capital Stock and Surplus

                                                                            March 31,       December 31,
Admitted Assets                                                               1998              1997
                                                                          -------------     -------------
General account assets:
Bonds ................................................................    $  59,069,976     $  61,703,336
Mortgage loans on real estate ........................................       23,024,132        25,787,001
Policy loans .........................................................          667,426           636,277
Cash and short-term investments ......................................        8,799,521        10,120,237
Life insurance premiums and annuity considerations due and uncollected          745,581           791,011
Accident and health premiums due and unpaid ..........................          144,908           158,858
Investment income due and accrued ....................................        1,352,261         1,083,939
Other assets .........................................................                0           497,790

General account assets ...............................................       93,803,805       100,778,449

Separate account assets:
Unitized .............................................................      466,196,090       406,430,585
Non-unitized .........................................................      112,668,189       116,889,545
                                                                          -------------     -------------
Total admitted assets ................................................    $ 672,668,084     $ 624,098,579
                                                                          -------------     -------------
Liabilities
General account liabiliities:
Aggregate reserve for life policies and contracts ....................    $  23,139,479     $  22,374,626
Aggregate reserve for accident and health policies ...................        7,712,000         7,414,000
Policy and contract claims ...........................................        1,640,050         1,912,737
Liability for premium and other deposit funds ........................       25,077,250        31,341,254
Interest maintenance reserve .........................................          828,569           885,581
Commissions to agents due or accrued .................................          444,330           521,106
General expenses due or accrued ......................................          463,166           415,105
Transfers from Separate Accounts due or accrued ......................      (10,063,195)       (7,224,058)
Taxes, licenses and fees due or accrued ..............................          120,560           114,986
Federal income taxes due or accrued ..................................          824,000         1,000,000
Asset valuation reserve ..............................................        1,307,952         1,346,335
Payable to parent, subsidiaries and affiliates .......................        1,851,349         1,266,475
Other liabilities ....................................................          410,280           810,594

General account liabilities ..........................................       53,755,790        62,178,741

Separate account liabilities:
Unitized .............................................................      466,012,364       406,249,110
Non-unitized .........................................................      112,668,189       116,889,545
                                                                          -------------     -------------
Total liabilities ....................................................      632,436,343       585,317,396
                                                                          -------------     -------------

Capital Stock and Surplus

Capital stock - Par value $1,000:
Authorized, issued and outstanding;
  2,000 shares .......................................................        2,000,000         2,000,000
                                                                          -------------     -------------
Gross paid in and contributed surplus ................................       29,500,000        29,500,000
Group life contingency reserve fund ..................................          647,915           180,457
Unassigned funds .....................................................        8,083,826         7,100,726
                                                                          -------------     -------------
Total surplus ........................................................       38,231,741        36,781,183
                                                                          -------------     -------------
Capital stock and surplus ............................................       40,231,741        38,781,183
                                                                          -------------     -------------
Total liabilities, capital stock and surplus .........................    $ 672,668,084     $ 624,098,579
                                                                          -------------     -------------
                                                                          -------------     -------------


             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

                       Statutory Statements of Operations

                                                                           Three Months Ended March 31,
Income                                                                         1998              1997
                                                                           ------------      ------------

Premiums and annuity considerations ..................................    $   4,346,887     $   3,944,695
Deposit-type funds ...................................................       29,401,037        29,155,480
Net investment income ................................................        1,775,170         2,418,756
Amortization of interest maintenance reserve .........................           84,750           151,425
Net gain from operations from separate accounts ......................            2,251             2,059
Fee income ...........................................................          411,043           132,806
                                                                          -------------     -------------
Total income .........................................................       36,021,138        35,805,221
                                                                          -------------     -------------

Benefits and expenses

Death benefits .......................................................        1,758,058         1,270,388
Annuity benefits .....................................................        1,622,609         1,381,217
Disability benefits and benefits under accident
   and health policies ...............................................          232,051           222,693
Surrender benefits and other fund withdrawals ........................       44,581,752        22,961,597
Interest on policy or contract claims ................................           20,932            19,345
Increase in aggregate reserves for life and
   accident and health policies and contracts ........................        1,062,853         1,603,767
Decrease in liability for premium and other deposit funds ............       (6,264,004)       (6,272,913)
                                                                          -------------     -------------
Total benefits .......................................................       43,014,251        21,186,094


Commissions on premiums and annuity considerations (direct business only)     2,282,391         2,053,908
General insurance expenses ...........................................        1,172,326           951,442
Insurance taxes, licenses and fees, excluding federal income taxes ...          195,899           197,956
Net transfers to (from) Separate Accounts ............................      (12,900,252)       12,059,615
                                                                          -------------     -------------
Total benefit and expenses ...........................................       33,764,615        36,449,015
                                                                          -------------     -------------
Net gain (loss) from operations before dividends to policyholders
  and federal income taxes ...........................................        2,256,523          (643,794)

Federal income taxes incurred (excluding tax on
   capital gains) ....................................................          813,473           (85,515)
                                                                          -------------     -------------

Net gain (loss) from operations after dividends to policyholders and
   federal income taxes and before realized capital losses ...........        1,443,050          (558,279)

Net realized capital gain or (losses) less capital gains tax and
   transferred to the interest maintenance reserve ...................           (8,189)                0
                                                                          -------------     -------------
Net income (loss) ....................................................    $   1,434,861     $    (558,279)
                                                                          -------------     -------------
                                                                          -------------     -------------

             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

          Statutory Statements of Changes in Capital Stock and Surplus

                                                                            Three Months Ended March 31,
                                                                               1998             1997
                                                                           ------------      ------------
Capital and surplus, beginning of period .............................    $  38,781,183     $  34,802,643

    Net income (loss) ................................................        1,434,861          (558,279)

    Change in net unrealized capital losses ..........................          (50,000)          (50,000)

    Change in non-admitted assets and related items ..................           27,314           (12,494)

    Change in asset valuation reserve ................................           38,383            14,904
                                                                          -------------     -------------

    Net change in capital and surplus for the period .................        1,450,558          (605,869)
                                                                          -------------     -------------
Capital and surplus, end of period ...................................    $  40,231,741     $  34,196,774
                                                                          -------------     -------------
                                                                          -------------     -------------

             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

                        Statutory Statements of Cash Flow

                                                                            Three Months Ended March 31,
                                                                               1998              1997
                                                                           ------------      ------------
Cash Provided

Premiums, annuity considerations and deposit funds received ..........    $  33,770,276     $  32,774,877
Net investment income received .......................................        1,489,533         2,527,407
Fee income ...........................................................          411,043           132,806
                                                                          -------------     -------------
Total receipts .......................................................       35,670,852        35,435,090
                                                                          -------------     -------------
Benefits paid ........................................................       48,492,089        25,180,110

Insurance expenses and taxes paid ....................................        3,673,758         2,968,971

Net cash transfers to (from) separate accounts .......................      (10,061,115)       11,675,013

Federal income tax payments (excluding tax on capital gains) .........          989,473           400,000
                                                                          -------------     -------------
Total payments .......................................................       43,094,205        40,224,094
                                                                          -------------     -------------
Net cash from operations .............................................       (7,423,353)       (4,789,004)

Proceeds from long-term investments sold, matured or repaid
  (after deducting taxes on capital gains of $10,527 for 1998,
    and $15,515 for 1997) ............................................        9,771,303         8,518,070
Other cash provided ..................................................        1,922,929           644,133
                                                                          -------------     -------------
Total cash provided ..................................................       11,694,232         9,162,203
                                                                          -------------     -------------
Cash Applied

Cost of long-term investments acquired ...............................        4,432,712           746,736
Other cash applied ...................................................        1,158,883           934,396
                                                                          -------------     -------------
Total cash applied ...................................................        5,591,595         1,681,132
                                                                          -------------     -------------
Net change in cash and short-term investments ........................       (1,320,716)        2,692,067

Cash and short-term investments:

Beginning of period ..................................................       10,120,237         4,614,994
                                                                          -------------     -------------
End of period ........................................................    $   8,799,521     $   7,307,061
                                                                          -------------     -------------
                                                                          -------------     -------------

             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York
                Notes to Unaudited Statutory Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $309,000 and $339,000 for the three month periods in 1998 and 1997, respectively.

               Sun Life Insurance and Annuity Company of New York
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

The Registrant had net income of $1,435,000 compared to a loss of $558,000 in the three month periods ended March 31, 1998 and March 31, 1997, respectively. The $1,993,000 increase in earnings between periods was due primarily to higher fee income from market appreciation on separate account assets, an increase in the surplus transfer from the separate accounts and favorable group health claims experience.

Total income for the three months ended March 31, 1998 was $36,021,000, an increase of $216,000 from the same period one year ago. The increase was due primarily to higher fixed annuity deposits, resulting from a dollar cost averaging ("DCA") sales program, in the Registrant's market-value adjusted combination fixed/variable annuity product, and increases in group life and accident and health premiums. The DCA program credits a higher than market rate of interest on the fixed annuity deposit during the first year. Purchase payments allocated to the DCA program are deposited into the fixed account and periodically transferred to the variable sub-accounts during the year.

Policyholder benefits for the three months ended March 31, 1998 increased $21,828,000 to $43,014,000. The increase was due primarily to higher surrenders from fixed DCA transfers to the Registrant's unitized separate accounts.

General expenses and commissions increased by $449,000 for the three month period ended March 31, 1998 as a result of the increase in sales of the Registrant's market-value adjusted deferred annuity and group life and accident and health products.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sun Life Insurance and Annuity Company of New York


May 14, 1998                                 s/ Robert P. Vrolyk
                              ------------------------------------------------
                              Robert P. Vrolyk, Vice President, Controller and Actuary


May 14, 1998                                 s/ Margaret S. Mead
                              ------------------------------------------------
                              Margaret S. Mead, Assistant Vice President and Secretary