Form 10-Q
period 1998-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1998-08-13
CIK 779955

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        33-1079, 33-58482 and
For Quarter Ended June 30, 1998             Commission File Number  333-09141



                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)



          New York                                  04-2845273
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



  80 Broad Street, New York, New York                          10004
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     (212) 943-3855
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


                                        INDEX

                                                        Page
                                                      Number

Part I:  Financial Information

         Item 1: Financial Statements:*

         Statutory Statements of Admitted Assets,
         Liabilities and Capital Stock and Surplus -
          June 30, 1998 and December 31, 1997              3

         Statutory Statements of Operations -
          Three Months Ended June 30, 1998 and
          June 30, 1997                                    4

         Statutory Statements of Operations -
          Six Months Ended June 30, 1998
          and June 30, 1997                                5

         Statutory Statements of Changes in
         Capital Stock and Surplus -
          Six Months Ended June 30, 1998 and
          June 30, 1997                                    6

         Statutory Statements of Cash Flow -
          Six Months Ended June 30, 1998 and
          June 30, 1997                                    7

         Notes to Unaudited Statutory Financial
         Statements                                        8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9

Part II: Other Information

    * The Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1997 has been taken from the audited statutory financial statements at that date. All other statutory statements are unaudited.

                          Item 1. Financial Statements

               Sun Life Insurance and Annuity Company of New York


   Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus

                                                                             June 30,      December 31,
Admitted Assets                                                                1998            1997
                                                                          -------------    --------------
General account assets:
Bonds                                                                     $  53,013,013     $  61,703,336
Mortgage loans on real estate                                                21,801,770        25,787,001
Policy loans                                                                    604,655           636,277
Cash and short-term investments                                              11,266,215        10,120,237
Life insurance premiums and annuity considerations due and uncollected          612,965           791,011
Accident and health premiums due and unpaid                                     122,643           158,858
Investment income due and accrued                                               819,016         1,083,939
Other assets                                                                  2,073,615           497,790
                                                                          -------------    --------------
General account assets                                                       90,313,892       100,778,449

Separate account assets:
Unitized                                                                    491,542,465       406,430,585
Non-unitized                                                                110,912,969       116,889,545
                                                                          -------------    --------------
Total admitted assets                                                     $ 692,769,326     $ 624,098,579
                                                                          -------------    --------------
                                                                          -------------    --------------
Liabilities
General account liabiliities:
Aggregate reserve for life policies and contracts                         $  22,442,731     $  22,374,626
Aggregate reserve for accident and health policies                            8,624,000         7,414,000
Policy and contract claims                                                    1,641,150         1,912,737
Liability for premium and other deposit funds                                23,222,403        31,341,254
Interest maintenance reserve                                                  1,030,233           885,581
Commissions to agents due or accrued                                            414,354           521,106
General expenses due or accrued                                                 352,572           415,105
Transfers from Separate Accounts due or accrued                             (12,166,295)       (7,224,058)
Taxes, licenses and fees due or accrued                                          62,571           114,986
Federal income taxes due or accrued                                             576,000         1,000,000
Asset valuation reserve                                                       1,306,199         1,346,335
Payable to parent, subsidiaries and affiliates                                1,660,579         1,266,475
Other liabilities                                                             2,076,954           810,594
                                                                          -------------    --------------

General account liabilities                                                  51,243,451        62,178,741

Separate account liabilities:
Unitized                                                                    491,356,450       406,249,110
Non-unitized                                                                110,912,969       116,889,545
                                                                          -------------    --------------
Total liabilities                                                           653,512,870       585,317,396
                                                                          -------------    --------------
Capital Stock and Surplus

Capital stock - Par value $1,000:
Authorized, issued and outstanding;
   2,000 shares                                                               2,000,000         2,000,000
                                                                          -------------    --------------
Gross paid in and contributed surplus                                        29,500,000        29,500,000
Group life contingency reserve fund                                             702,369           180,457
Unassigned funds                                                              7,054,087         7,100,726
                                                                          -------------    --------------
Total surplus                                                                37,256,456        36,781,183
                                                                          -------------    --------------
Capital stock and surplus                                                    39,256,456        38,781,183
                                                                          -------------    --------------
Total liabilities, capital stock and surplus                              $ 692,769,326     $ 624,098,579
                                                                          -------------    --------------
                                                                          -------------    --------------


             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

                       Statutory Statements of Operations

                                                                                  Three Months Ended June 30,
Income                                                                                1998            1997
                                                                                ------------     ------------

Premiums and annuity considerations                                             $  3,951,890     $  4,117,742
Deposit-type funds                                                                31,347,846       33,068,035
Net investment income                                                              1,646,076        2,314,153
Amortization of interest maintenance reserve                                          77,075          133,939
Net gain from operations from separate accounts                                        2,289            2,164
Fee income                                                                           232,827          138,407
                                                                                ------------     ------------
Total income                                                                      37,258,003       39,774,440
                                                                                ------------     ------------


Benefits and expenses

Death benefits                                                                     1,145,188        1,333,944
Annuity benefits                                                                   1,111,185        1,412,242
Disability benefits and benefits under accident
   and health policies                                                               282,301          277,417
Surrender benefits and other fund withdrawals                                     31,623,034       24,754,794
Interest on policy or contract claims                                                 18,153           20,618
Increase in aggregate reserves for life and
   accident and health policies and contracts                                        215,252        1,751,735
Decrease in liability for premium and other deposit funds                         (1,854,847)      (9,005,021)
                                                                                ------------     ------------
Total benefits                                                                    32,540,266       20,545,729

Commissions on premiums and annuity considerations (direct business only)          2,342,997        2,260,645
General insurance expenses                                                         1,088,275        1,031,741
Insurance taxes, licenses and fees, excluding federal income taxes                   188,788          195,167
Net transfers to (from) Separate Accounts                                         (1,394,986)      13,617,727
                                                                                ------------     ------------
Total benefit and expenses                                                        34,765,340       37,651,009
                                                                                ------------     ------------
Net gain from operations before dividends to policyholders
   and federal income taxes                                                        2,492,663        2,123,431
Federal income taxes incurred (excluding tax on
   capital gains)                                                                    425,910          977,724
                                                                                ------------     ------------
Net gain from operations after dividends to policyholders and
   federal income taxes and before realized capital gains or (losses)              2,066,753        1,145,707

Net realized capital gain or (losses) less capital gains tax and transferred
   to the interest maintenance reserve                                                     0           (3,908)
                                                                                ------------     ------------
Net income                                                                      $  2,066,753     $  1,141,799
                                                                                ------------     ------------
                                                                                ------------     ------------

              See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

                       Statutory Statements of Operations

                                                                                    Six Months Ended June 30,
Income                                                                                1998             1997
                                                                                ------------     ------------
Premiums and annuity considerations                                             $  8,298,777     $  8,062,437
Deposit-type funds                                                                60,748,883       62,223,515
Net investment income                                                              3,421,246        4,732,909
Amortization of interest maintenance reserve                                         161,825          285,364
Net gain from operations from separate accounts                                        4,540            4,223
Fee income                                                                           643,870          271,213
                                                                                ------------     ------------
Total income                                                                      73,279,141       75,579,661
                                                                                ------------     ------------
Benefits and expenses

Death benefits                                                                     2,903,246        2,604,332
Annuity benefits                                                                   2,733,794        2,793,459
Disability benefits and benefits under accident
   and health policies                                                               514,352          500,110
Surrender benefits and other fund withdrawals                                     76,204,786       47,716,391
Interest on policy or contract claims                                                 39,085           39,963
Increase in aggregate reserves for life and
   accident and health policies and contracts                                      1,278,105        3,355,502
Decrease in liability for premium and other deposit funds                         (8,118,851)     (15,277,934)
                                                                                ------------     ------------
Total benefits                                                                    75,554,517       41,731,823

Commissions on premiums and annuity considerations (direct business only)          4,625,388        4,314,553
General insurance expenses                                                         2,260,601        1,983,183
Insurance taxes, licenses and fees, excluding federal income taxes                   384,687          393,123
Net transfers to (from) Separate Accounts                                        (14,295,238)      25,677,342
                                                                                ------------     ------------
Total benefit and expenses                                                        68,529,955       74,100,024
                                                                                ------------     ------------
Net gain from operations before dividends to policyholders
   and federal income taxes                                                        4,749,186        1,479,637

Federal income taxes incurred (excluding tax on
   capital gains)                                                                  1,239,383          892,209
                                                                                ------------     ------------
Net gain from operations after dividends to policyholders and
   federal income taxes and before realized capital gains or (losses)              3,509,803          587,428

Net realized capital gain or (losses) less capital gains tax and transferred
   to the interest maintenance reserve                                                (8,189)          (3,908)
                                                                                ------------     ------------
Net income                                                                      $  3,501,614     $    583,520
                                                                                ------------     ------------
                                                                                ------------     ------------

              See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

          Statutory Statements of Changes in Capital Stock and Surplus

                                                        Six Months Ended June 30,
                                                         1998             1997
                                                    ------------     ------------

Capital and surplus, beginning of period            $ 38,781,183     $ 34,802,643

Net income                                             3,501,614          583,520

Change in net unrealized capital losses                 (100,000)         (93,988)


Change in non-admitted assets and related items           33,523          (21,248)


Change in asset valuation reserve                         40,136           76,195

Dividends to stockholders                             (3,000,000)               0
                                                    ------------     ------------
Net change in capital and surplus for the period         475,273          544,479
                                                    ------------     ------------

Capital and surplus, end of period                  $ 39,256,456     $ 35,347,122
                                                    ------------     ------------
                                                    ------------     ------------

             See notes to unaudited statutory financial statements.

               Sun Life Insurance and Annuity Company of New York

                        Statutory Statements of Cash Flow

                                                                     Six Months Ended June 30,
                                                                       1998             1997
                                                                  ------------     ------------
Cash Provided

Premiums, annuity considerations and deposit funds received       $ 69,224,893     $ 70,192,228
Net investment income received                                       3,678,402        5,254,882
Fee income                                                             643,870          271,213
                                                                  ------------     ------------
Total receipts                                                      73,547,165       75,718,323
                                                                  ------------     ------------
Benefits paid                                                       82,672,850       53,179,266

Insurance expenses and taxes paid                                    7,492,376        6,436,774

Net cash transfers to (from) separate accounts                      (9,353,001)      27,809,737

Federal income tax payments (excluding tax on capital gains)         1,663,383          372,210
                                                                  ------------     ------------
Total payments                                                      82,475,608       87,797,987
                                                                  ------------     ------------
Net cash from operations                                            (8,928,443)     (12,079,664)

Proceeds from long-term investments sold, matured or repaid
 (after deducting taxes on capital gains of $160,617 for 1998,
and $27,790 for 1997)                                               19,272,450       29,362,790
Other cash provided                                                  1,859,613        1,392,969
                                                                  ------------     ------------
Total cash provided                                                 21,132,063       30,755,759
                                                                  ------------     ------------
Cash Applied

Cost of long-term investments acquired                               6,372,573       16,465,400
Dividends to stockholders paid                                       3,000,000                0
Other cash applied                                                   1,685,069        1,043,623
                                                                  ------------     ------------
Total cash applied                                                  11,057,642       17,509,023
                                                                  ------------     ------------
Net change in cash and short-term investments                        1,145,978        1,167,072

Cash and short-term investments:

Beginning of period                                                 10,120,237        4,614,994
                                                                  ------------     ------------
End of period                                                     $ 11,266,215     $  5,782,066
                                                                  ------------     ------------
                                                                  ------------     ------------

             See notes to unaudited statutory financial statements.

Sun Life Insurance and Annuity Company of New York
Notes to Unaudited Statutory Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $424,000 and $733,000 for the three and six month periods in 1998 and $368,000 and $707,000 for the three and six month periods in 1997, respectively.

Sun Life Insurance and Annuity Company of New York
Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

The Registrant had net income of $2,067,000 and $3,502,000 for the three and six month periods ended June 30, 1998 as compared to $1,142,000 and $584,000 for the same periods ended June 30, 1997. The $925,000 increase in earnings for the three month period was due primarily to higher fee income from appreciating separate account assets and lower reserves on group accident and health business. The $2,918,000 increase in year-to-date earnings was due to higher fee income from market appreciation on separate account assets, increased group life and accident and health premiums and lower group accident and health reserves from more favorable long term disability claims experience.

Income

Total income decreased by $2,516,000 and $2,301,000 for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997. The decreases were due primarily to lower fixed annuity deposits in the Registrant's market-value adjusted combination fixed/variable annuity product reflecting the heightened competition of the dollar cost averaging ("DCA") sales program for annuities. Under the DCA program, deposits are made into the fixed portion of the annuity contract and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. Also contributing to the decline in income were decreases in net investment income and amortization of the interest maintenance reserve due to a decline in general account invested assets, the result of annuity maturities exceeding fixed annuity sales.

Benefits and Expenses

Policyholder benefits increased by $11,995,000 and $33,823,000 for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997. The increases were due to higher surrenders from fixed DCA transfers to the Registrant's unitized separate account and withdrawals from primarily separate account contracts for which the surrender charge period has expired. The change in liability for premium and other deposits decreased during the reporting periods as a result of the increase in surrenders of the contracts described above. General expenses and commissions increased by $139,000 and $588,000 for the three and six month period ended June 30, 1998. General expenses increased primarily from increased allocated expenses from parent due to year 2000 compliance work, while commissions increased as a result of increased group life and health premiums. The decrease in net transfers to (from) separate accounts was due primarily to lower fixed annuity deposits and increases in DCA transfers to the separate account and separate account surrenders as described above.

Sun Life Insurance and Annuity Company of New York
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Capital and Surplus

The total capital stock and surplus position of the Registrant at June 30, 1998, was $39.3 million. The Registrant's management considers its surplus position to be adequate.

On May 15, 1998, the Registrant paid a dividend of $3 million to its parent, Sun Life Assurance Company of Canada (U.S.).


Year 2000 Compliance

The Registrant's business, financial condition and results of operations could be materially and adversely affected by the failure of its systems and applications (or those either provided or operated by third-parties) to properly operate or manage dates beyond the year 1999. However, the Registrant has investigated the nature and extent of the work necessary to render its computer systems capable of processing beyond the turn of the century ("Year 2000 compliant"), and has made substantial progress toward achieving this goal, including upgrading and/or replacing existing systems. The Registrant expects its principal systems will be Year 2000 compliant by the end of 1998, leaving 1999 for extensive testing. While it is believed that these efforts do involve substantial costs, the Registrant closely monitors associated costs and continues to evaluate associated risks based on actual testing. Based on available information, the Registrant believes that it will be able to manage its total Year 2000 transition without a material adverse effect on its business operations, financial condition or results of operations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Sun Life Insurance and Annuity Company of New York


August 13, 1998                              s/ Robert P. Vrolyk
                              ------------------------------------------------
                              Robert P. Vrolyk, Vice President, Controller and Actuary


August 13, 1998                              s/ Margaret S. Mead
                              ------------------------------------------------
                              Margaret S. Mead, Assistant Vice President and Secretary