Form 10-Q
period 1998-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1998-11-13
CIK 779955

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        33-1079, 33-58482 and
For Quarter Ended September 30, 1998        Commission File Number  333-09141


                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)



          New York                       04-2845273
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



  80 Broad Street, New York, New York                          10004
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     (212) 943-3855
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

                                      INDEX

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Part I:  Financial Information

         Item 1: Financial Statements:*

         Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus -
           September 30, 1998 and December 31, 1997                                                              3

         Statutory Statements of Operations -
            Three Months Ended September 30, 1998 and September 30, 1997                                         4

         Statutory Statements of Operations -
            Nine Months Ended September 30, 1998 and September 30, 1997                                          5

         Statutory Statements of Changes in Capital Stock and Surplus -
            Nine Months Ended September 30, 1998 and September 30, 1997                                          6

         Statutory Statements of Cash Flow -
            Nine Months Ended September 30, 1998 and September 30, 1997                                          7

         Notes to Unaudited Statutory Financial Statements                                                       8

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                            9



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

                             ITEM 1.  FINANCIAL STATEMENTS

                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

               STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
                               CAPITAL STOCK AND SURPLUS

                                                               SEPTEMBER 30,   DECEMBER 31,
ADMITTED ASSETS                                                    1998            1997
                                                               ------------    ------------
GENERAL ACCOUNT ASSETS:
Bonds                                                          $ 51,686,601    $ 61,703,336
Mortgage loans on real estate                                    20,541,959      25,787,001
Policy loans                                                        646,142         636,277
Cash and short-term investments                                  13,699,874      10,120,237
Life insurance premiums and annuity
  considerations due and uncollected                                827,037         791,011
Accident and health premiums due and unpaid                         121,464         158,858
Investment income due and accrued                                 1,271,427       1,083,939
Other assets                                                          2,332         497,790
                                                               ------------    ------------

General account assets                                           88,796,836     100,778,449

SEPARATE ACCOUNT ASSETS:
Unitized                                                        455,581,690     406,430,585
Non-unitized                                                    103,708,196     116,889,545
                                                               ------------    ------------

Total admitted assets                                          $648,086,722    $624,098,579
                                                               ------------    ------------
                                                               ------------    ------------

LIABILITIES
GENERAL ACCOUNT LIABILITIES:
Aggregate reserve for life policies and contracts              $ 23,190,793    $ 22,374,626
Aggregate reserve for accident and health policies                8,079,000       7,414,000
Policy and contract claims                                        1,783,897       1,912,737
Liability for premium and other deposit funds                    21,671,057      31,341,254
Interest maintenance reserve                                        793,167         885,581
Commissions to agents due or accrued                                292,549         521,106
General expenses due or accrued                                     501,377         415,105
Transfers from Separate Accounts due or accrued                 (12,651,059)     (7,224,058)
Taxes, licenses and fees due or accrued                              55,638         114,986
Federal income taxes due or accrued                                 800,000       1,000,000
Asset valuation reserve                                           1,232,213       1,346,335
Payable to parent, subsidiaries and affiliates                    1,969,511       1,266,475
Other liabilities                                                   439,395         810,594
                                                               ------------    ------------

General account liabilities                                      48,157,538      62,178,741

SEPARATE ACCOUNT LIABILITIES:
Unitized                                                        455,393,332     406,249,110
Non-unitized                                                    103,708,196     116,889,545
                                                               ------------    ------------

Total liabilities                                               607,259,066     585,317,396
                                                               ------------    ------------

CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000:
Authorized, issued and outstanding;
    2,000 shares                                                  2,000,000       2,000,000
                                                               ------------    ------------

Gross paid in and contributed surplus                            29,500,000      29,500,000
Group life contingency reserve fund                                 753,044         180,457
Unassigned funds                                                  8,574,612       7,100,726
                                                               ------------    ------------
Total surplus                                                    38,827,656      36,781,183
                                                               ------------    ------------

Capital stock and surplus                                        40,827,656      38,781,183
                                                               ------------    ------------

Total liabilities, capital stock and surplus                   $648,086,722    $624,098,579
                                                               ------------    ------------
                                                               ------------    ------------


              See notes to unaudited statutory financial statements.

                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                      STATUTORY STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED SEPTEMBER 30,
INCOME                                                           1998             1997
                                                             ------------     -----------
Premiums and annuity considerations                          $  4,148,522     $ 3,925,560
Deposit-type funds                                             15,857,631      29,644,724
Net investment income                                           1,599,322       2,103,551
Amortization of interest maintenance reserve                       79,321         131,426
Net gain from operations from separate accounts                     2,343           2,244
Fee income                                                        251,190         199,188
                                                             ------------     -----------

Total income                                                   21,938,329      36,006,693
                                                             ------------     -----------

BENEFITS AND EXPENSES

Death benefits                                                  1,496,491       1,235,602
Annuity benefits                                                1,658,407       1,424,406
Disability benefits and benefits under accident
   and health policies                                            280,090         248,843
Surrender benefits and other fund withdrawals                  27,530,656      33,327,858
Interest on policy or contract claims                              38,587          18,713
Increase in aggregate reserves for life and
   accident and health policies and contracts                     203,062       1,342,274
Decrease in liability for premium and other deposit
 funds                                                         (1,551,346)     (9,997,150)
                                                             ------------     -----------

Total benefits                                                 29,655,947      27,600,546


Commissions on premiums and annuity considerations
 (direct business only)                                         1,434,752       2,236,527
General insurance expenses                                        962,420       1,292,484
Insurance taxes, licenses and fees, excluding
 federal income taxes                                             143,999         169,973
Net transfers to (from) Separate Accounts                     (11,983,518)      4,171,562
                                                             ------------     -----------

Total benefit and expenses                                     20,213,600      35,471,092
                                                             ------------     -----------

Net gain from operations before dividends to
 policyholders and federal income taxes                         1,724,729         535,601

Federal income taxes incurred (excluding tax on
   capital gains)                                                 208,572         596,291
                                                             ------------     -----------

Net gain from operations after dividends to
 policyholders and federal income taxes and before
 realized capital gains or (losses)                             1,516,157         (60,690)

Net realized capital gain or (losses) less capital
 gains tax and transferred to the interest maintenance
 reserve                                                          (32,382)              0
                                                             ------------     -----------

NET INCOME                                                   $  1,483,775     $   (60,690)
                                                             ------------     -----------
                                                             ------------     -----------


              See notes to unaudited statutory financial statements.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                      STATUTORY STATEMENTS OF OPERATIONS


                                                            NINE MONTHS ENDED SEPTEMBER 30,
INCOME                                                           1998            1997
                                                             ------------    ------------
Premiums and annuity considerations                          $ 12,447,299    $ 11,987,997
Deposit-type funds                                             76,606,514      91,868,239
Net investment income                                           5,020,568       6,836,460
Amortization of interest maintenance reserve                      241,146         416,790
Net gain from operations from separate accounts                     6,883           6,467
Fee income                                                        895,060         470,401
                                                             ------------    ------------

Total Income                                                   95,217,470     111,586,354
                                                             ------------    ------------

BENEFITS AND EXPENSES

Death benefits                                                  4,399,737       3,839,934
Annuity benefits                                                4,392,201       4,217,865
Disability benefits and benefits under accident
   and health policies                                            794,442         748,953
Surrender benefits and other fund withdrawals                 103,735,442      81,044,249
Interest on policy or contract claims                              77,672          58,676
Increase in aggregate reserves for life and
   accident and health policies and contracts                   1,481,167       4,697,776
Decrease in liability for premium and other
 deposit funds                                                 (9,670,197)    (25,275,084)
                                                             ------------    ------------

Total benefits                                                105,210,464      69,332,369


Commissions on premiums and annuity considerations
 (direct business only)                                         6,060,140       6,551,080
General insurance expenses                                      3,223,021       3,275,667
Insurance taxes, licenses and fees, excluding federal
 income taxes                                                     528,686         563,096
Net transfers to (from) Separate Accounts                     (26,278,756)     29,848,904
                                                             ------------    ------------

Total benefit and expenses                                     88,743,555     109,571,116
                                                             ------------    ------------

Net gain from operations before dividends to
 policyholders and federal income taxes                         6,473,915       2,015,238

Federal income taxes incurred (excluding tax on
   capital gains)                                               1,447,955       1,488,500
                                                             ------------    ------------

Net gain from operations after dividends to
 policyholders and federal income taxes and before
 realized capital gains or (losses)                             5,025,960         526,738

Net realized capital gain or (losses) less capital
 gains tax and transferred to the interest maintenance
 reserve                                                          (40,571)         (3,908)
                                                             ------------    ------------

NET INCOME                                                   $  4,985,389    $    522,830
                                                             ------------    ------------
                                                             ------------    ------------


              See notes to unaudited statutory financial statements.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

           STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1998            1997
                                                              -----------     -----------
CAPITAL AND SURPLUS, BEGINNING OF PERIOD                      $38,781,183     $34,802,643

    Net income                                                  4,985,389         522,830


    Change in net unrealized capital losses                      (100,181)       (143,988)


    Change in non-admitted assets and related items                47,143           1,643


    Change in asset valuation reserve                             114,122         103,109


    Dividends to stockholders                                  (3,000,000)              0
                                                              -----------     -----------

    Net change in capital and surplus for the period            2,046,473         483,594
                                                              -----------     -----------

CAPITAL AND SURPLUS, END OF PERIOD                            $40,827,656     $35,286,237
                                                              -----------     -----------
                                                              -----------     -----------


              See notes to unaudited statutory financial statements.

             SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                     STATUTORY STATEMENTS OF CASH FLOW


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1998            1997
                                                             ------------    ------------
CASH PROVIDED
Premiums, annuity considerations and deposit funds
 received                                                    $ 89,018,153    $103,553,326
Net investment income received                                  4,836,880       7,136,810
Fee income                                                        895,060         470,401
                                                             ------------    ------------

Total receipts                                                 94,750,093     111,160,537
                                                             ------------    ------------

Benefits paid                                                 113,533,334      89,396,248

Insurance expenses and taxes paid                              10,013,480      10,118,572

Net cash transfers to (from) separate accounts                (20,851,755)     32,632,945

Federal income tax payments (excluding tax on
 capital gains)                                                 1,647,955         808,500
                                                             ------------    ------------

Total payments                                                104,343,014     132,956,265
                                                             ------------    ------------

Net cash from operations                                       (9,592,921)    (21,795,728)

Proceeds from long-term investments sold, matured
 or repaid (after deducting taxes on capital gains
 of $58,241 for 1998, and $29,618 for 1997)                    25,753,817      45,425,627
Other cash provided                                             1,268,788       2,321,445
                                                             ------------    ------------

Total cash provided                                            27,022,605      47,747,072
                                                             ------------    ------------

CASH APPLIED

Cost of long-term investments acquired                         10,511,080      22,596,492
Dividends to stockholders paid                                  3,000,000               0
Other cash applied                                                338,967       2,589,996
                                                             ------------    ------------

Total cash applied                                             13,850,047      25,186,488
                                                             ------------    ------------

Net change in cash and short-term investments                   3,579,637         764,856

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                            10,120,237       4,614,994
                                                             ------------    ------------

END OF PERIOD                                                $ 13,699,874    $  5,379,850
                                                             ------------    ------------
                                                             ------------    ------------


              See notes to unaudited statutory financial statements.

              Sun Life Insurance and Annuity Company of New York
              Notes to Unaudited Statutory Financial Statements


(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $168,000 and $901,000 for the three and nine month periods in 1998 and $513,000 and $1,219,000 for the three and nine month periods in 1997, respectively.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

Net Income

The Registrant had net income of $1,484,000 and $4,985,000 for the three and nine month periods ended September 30, 1998 as compared to net loss of $61,000 and net income of $523,000 for the same periods ended September 30, 1997. The $1,544,000 and $4,463,000 increase in earnings for the three and nine month periods was primarily due to higher fee income from market appreciation on separate account assets, increased group life and accident and health premiums and lower group accident and health reserves from more favorable long term disability claims experience.

Income

Total income decreased by $14,068,000 and $16,369,000 for the three and nine month periods ended September 30, 1998, as compared to the same periods in 1997. The decreases were due primarily to lower fixed annuity deposits, the result of heightened competition of the dollar cost averaging ("DCA") sales program in the Registrant's market-value adjusted combination fixed/variable annuity product. Under the DCA program, deposits are made into the fixed portion of the annuity contract and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. In addition, the volatility of the stock market during this past August and September contributed to lower variable annuity sales. Also contributing to the decline in income was a decrease in net investment income from a decline in general account invested assets, the result of fixed annuity maturities exceeding fixed annuity sales. Group life and accident and health premiums increased between periods as a result of the continued growth of the Registrant's group business.

Benefits and Expenses

Policyholder benefits increased by $2,055,000 and $35,878,000 for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997. The increases were due to higher surrenders from fixed DCA transfers to the Registrant's unitized separate account and withdrawals primarily from separate account contracts for which the surrender charge period has expired. The change in liability for premium and other deposits decreased during the reporting periods as a result of the increase in surrenders of the contracts described above.

Commissions, general expenses and taxes, licenses and fees decreased by $1,158,000 and $578,000 for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997. Commission expenses decreased for the three and nine month periods as a result of lower fixed annuity sales. The decrease in general expenses during the three month period is primarily due to lower allocated expenses from parent while the year-to-date decrease is primarily due to lower allocated expenses from parent, bank charges and mortgage service fees offset by higher legal and retainer fees. Taxes, licenses and fees decreased between periods primarily as a result of a reduction in the New York State premium tax rate and elimination of a premium tax surcharge. The decrease in net transfers to separate accounts was due primarily to lower fixed annuity deposits and increases in separate account surrenders as described above.

Federal income tax expenses decreased for the three and nine month periods primarily from a $637,000 over-accrual of the 1997 year-end federal income tax provision.

Capital and Surplus

The total capital stock and surplus position of the Registrant at September 30, 1998, was $40.8 million. The Registrant's management considers its surplus position to be adequate.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)

Year 2000 Compliance

During the 4th quarter of 1996, the Registrant began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Registrant created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Registrant's senior management on a monthly basis. In addition, the Registrant's Year 2000 project is periodically reviewed by internal and external auditors.

To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, remediation and testing are in process, and many of the Registrant's applications have been certified as compliant. The Registrant's goal is to complete the majority of the effort by the end of 1998. However, a small number of tasks will be pushed into the first quarter of 1999 to accommodate testing of vendor upgrades not available until late 1998, re-testing interfaces once all systems are certified as compliant, and re-testing of mission critical functions.

In mid-1997, the project team contacted all key vendors to obtain either their certification for the products and services provided or their plan to make those products and services compliant. To date, approximately 90% of these vendors have responded, and the project team is in the process of reviewing these responses. In addition, the project team recently has opened communications with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Registrant's objective of assuring Year 2000 compliance.

Non-IT applications will be tested in accordance with the Registrant's standard Year 2000 test strategy, including building security, HVAC systems, and other such systems. Compliant client server and mainframe environments have been built which allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1,
2000 without impact to current production.

Although the Registrant expects all critical systems to be Year 2000 compliant before the end of 1999, there can be no assurance that this result will be completely achieved. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Registrant, and other similar uncertainties. A possible worst-case scenario might include one or more of the Registrant's significant systems being non-compliant. Such a scenario could result in material disruption to the Registrant's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to management, customers, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have a material impact on the Registrant's results of operations and financial position.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)




Year 2000 Compliance (continued)


In order to mitigate the risks to the Registrant of material adverse operational or financial impacts from failure to achieve planned Year 2000 compliance, the Registrant has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk to ensure that the most critical are addressed first. The business units also have developed alternate plans of action where possible, and established dates for the alternate plans to be enacted. On the corporate level, the Registrant is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors; and it is developing a plan to support those requirements.



By year-end 1998, the Registrant expects to have expended, cumulatively, approximately $100,000 on its Year 2000 effort, and it expects to incur a further $50,000 on this effort in 1999.


Cautionary Statement

Statements by the Registrant in the Form 10-Q and in other contexts that are not historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These may include, among others, forward-looking statements relating to Year 2000 compliance, volume growth, market share, and financial goals. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements, including but not limited to the following: (1) uncertainties relating to the ability of the Registrant to identify and address Year 2000 issues successfully and in a timely manner and at costs that are reasonably in line with the Registrant's estimates, and the ability of the Registrant's vendors, suppliers, other service providers, and customers to identify and address successfully their own Year 2000 issues in a timely manner; (2) heightened competition, particularly with respect to price, product features, and distribution capability, which could constrain growth and profitability in the Registrant's businesses; (3) significant changes in interest rates and market conditions; and (4) regulatory and legislative uncertainties and developments.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Sun Life Insurance and Annuity Company of New York


November 13, 1998                        s/  Robert R. Vrolyk
                              ------------------------------------------------
                              Robert P. Vrolyk, Vice President, Controller and Actuary


November 13, 1998                        s/  Ellen B. King
                              -----------------------------------------------
                              Ellen B. King, Secretary