Form 10-K
period 1998-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1999-03-31
CIK 779955

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

 For the fiscal year        Commission file numbers
        ended           33-1079, 33-58482 AND 333-09141
  DECEMBER 31, 1998

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

Registrant has 2,000 shares of common stock outstanding on March 31, 1999, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

The Company is a stock life insurance company incorporated in the state of New York on May 25, 1983 and currently transacts business only in the State of New York.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life of Canada (U.S.)"), One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, a stock life insurance company incorporated in Delaware. Effective May 1, 1997, the Company's ultimate parent company, Sun Life Assurance Company of Canada ("SLOC"), established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Life Holdco"), a Delaware corporation, to serve as the holding company for Sun Life (U.S.). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of SLOC, 150 King Street West, Toronto, Ontario, Canada, a mutual life insurance company incorporated pursuant to an Act of Parliament of Canada. The Company is engaged in the sale of combination fixed and variable annuity contracts, group life and group health insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

ITEM 2.  PROPERTIES.

The Company owns no properties.

The Company leases two separate facilities for its annuity operations and group sales offices. On February 24, 1999, the Company terminated the lease associated with its annuity operations office as it intends to consolidate the functions performed at this facility with its parent company, Sun Life of Canada (U.S.). The group sales office lease is scheduled to expire in July, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is engaged in various kinds of routine litigation which, in management's judgement, is not of material importance to its total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and as such there is no market for its common stock.

The Company paid a cash dividend of $3,000,000 to its immediate parent, Sun Life of Canada (U.S.), on May 15, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I (2) (a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

Omitted pursuant to Instruction I (2) (a) to Form 10-K.

RESULTS OF OPERATIONS

The Company had net income of $6,685,000 for 1998 as compared to $3,356,000 for 1997. The increase in net income between years was due directly to higher earnings in the annuity and group disability businesses and an over-accrued federal income tax provision at December 31, 1997, offset by lower earnings from group life insurance. The increase in annuity income was primarily due to higher fee income from market appreciation on separate account assets and lower reserve strain from lower fixed annuity sales in 1998. The increase in group health income was due directly to lower group accident and health reserves from more favorable long term disability claims experience, while group life earnings declined primarily from increased claims experience and higher reserves offset by higher premium income.

YEAR 2000 COMPLIANCE

During the fourth quarter of 1996, SLOC began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to ensure the ability of these systems to correctly process date calculations through the year 2000 and beyond. SLOC created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Company's senior management on a monthly basis. In addition, SLOC's Year 2000 project is periodically reviewed by internal and external auditors.

To date, all relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, remediation and testing are in process. Over 90% of the components have been remediated, tested and are certified as Year 2000 compliant. The majority of the remaining components are in the testing phase and will be certified over the course of the year.

In mid-1997, the project team contacted all key vendors to obtain either their certification for the products and services provided or their plan to make those products and services compliant. Approximately 95% of these vendors have responded and the project team has reviewed the responses, validated and conducted tests with the vendors where appropriate. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's objective of assuring Year 2000 compliance.

Non-IT applications, including building security, HVAC systems, and other such systems, will be tested. Compliant client server and mainframe environments have been built which allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to current production.

Although the Company expects all critical systems to be Year 2000 compliant before the end of 1999, there can be no assurance that this result will be completely achieved. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's significant systems being non-compliant. Such a scenario could result in material disruption to the Company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to management, customers, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have a material impact on the Company's results of operations and financial position.

In order to mitigate the risks to the Company of material adverse operational or financial impacts from failure to achieve planned Year 2000 compliance, SLOC has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk to ensure that the most critical are addressed first. The business units also have developed alternate plans of action where possible, and established dates for the alternate plans to be enacted. On the corporate level, SLOC is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors; and it is developing a plan to support those requirements.

As of year-end 1998, the Company expended, cumulatively, approximately $222,000 on its Year 2000 effort, and it expects to incur a further $70,000 on this effort in 1999.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 defines forward looking statements as statements not based on historical fact. This Form 10-K includes forward looking statements by the Company. These statements relate to such topics as to Year 2000 compliance, volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
    - The Company's ability to identify and address Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address their own Year 2000 issues in a timely manner.
    - Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
    - Changes in interest rates and market conditions.
    - Regulatory and legislative developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For these products, the policyholder, rather than the Company, assumes these market risks.

GENERAL

The assets of the general account are available to support general account liabilities. For purposes of managing these assets in relation to these liabilities, the company notionally segments these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy statement that it has established for that segment. The policy statement discusses the segment's liability characteristics and liquidity requirements, provides cash flow estimates, and sets targets for asset mix, duration, and quality. Each quarter, investment and business unit managers review these policy statements to ensure that the policies remain appropriate, taking into account each segment's liability characteristics.

TYPES OF MARKET RISKS

The Company's stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk; nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

The Company's fixed interest rate liabilities are primarily supported by well diversified portfolios of fixed interest investments. All of these fixed interest investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities (MBS) and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses "immunization" strategies, which are specifically designed to minimize the loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

Significant features of the Company's immunization models include:

    - an economic or market value basis for both assets and liabilities;
    - an option pricing methodology;
    - the use of effective duration and convexity to measure interest rate sensitivity;
    - the use of "key rate durations" to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

The Company's Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the Committee develops specific asset management strategies for the interest-sensitive portfolios. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between the liabilities and related assets of particular segments. The Company manages these mismatches to a tolerance range of plus or minus 0.5.

Liabilities categorized as financial instruments and held in the Company's general account at December 31, 1998 had a fair value of $29.2 million. Fixed income investments supporting those liabilities had a fair value of $82.3 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1998. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $.7 million and the corresponding assets would show a net decrease of $2.4 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually will occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results. The Company believes that this limitation is one of conservatism; that is, it will tend to cause the models to produce estimates that are generally worse than one might actually expect, all other things being equal.

Based on its processes for analyzing and managing interest rate risk, the Company believes its exposure to interest rate changes will not materially affect its near-term financial position, results of operations, or cash flows.

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

                                                 DECEMBER 31,
                                          --------------------------
                                              1998          1997
                                          ------------  ------------
ADMITTED ASSETS
General Account Assets:
    Bonds                                 $ 57,916,869  $ 61,703,336
    Mortgage loans on real estate           17,657,672    25,787,001
    Properties acquired in satisfaction
     of debt                                 1,755,854       --
    Policy loans                               625,023       636,277
    Cash and short-term investments          5,928,556    10,120,237
    Life insurance premiums and annuity
     considerations due and uncollected        667,087       791,011
    Accident and health premiums due and
     unpaid                                    156,493       158,858
    Investment income due and accrued          780,020     1,083,939
    Other assets                               183,602       497,790
                                          ------------  ------------
    General account assets                  85,671,176   100,778,449
Separate Account Assets:
    Unitized                               527,942,310   406,430,585
    Non-unitized                           100,064,243   116,889,545
                                          ------------  ------------
    Total Admitted Assets                 $713,677,729  $624,098,579
                                          ------------  ------------
                                          ------------  ------------
LIABILITIES, CAPITAL STOCK AND SURPLUS
General Account Liabilities:
    Aggregate reserve for life policies
     and contracts                        $ 22,578,780  $ 22,374,626
    Aggregate reserve for accident and
     health policies                         7,830,000     7,414,000
    Policy and contract claims               2,174,704     1,912,737
    Liability for premium and other
     deposit funds                          20,807,840    31,341,254
    Interest maintenance reserve               830,941       885,581
    Commissions to agents due or accrued       374,826       521,106
    General expenses due or accrued            369,524       415,105
    Transfers from Separate Accounts due
     or accrued                            (15,992,081)   (7,224,058)
    Taxes, licenses and fees due or
     accrued                                    64,813       114,986
    Federal income taxes due or accrued        700,000     1,000,000
    Asset valuation reserve                  1,047,787     1,346,335
    Payable to parent, subsidiaries and
     affiliates                              1,218,745     1,266,475
    Other liabilities                          684,361       810,594
                                          ------------  ------------
    General account liabilities             42,690,240    62,178,741
Separate Account Liabilities:
    Unitized                               527,751,720   406,249,110
    Non-unitized                           100,064,243   116,889,545
                                          ------------  ------------
    Total liabilities                      670,506,203   585,317,396
                                          ------------  ------------
CAPITAL STOCK AND SURPLUS
    Capital Stock--Par value $1,000;
     authorized issued and outstanding;
     2,000 shares                            2,000,000     2,000,000
                                          ------------  ------------
    Gross paid in and contributed
     surplus                                29,500,000    29,500,000
    Group life contingency reserve fund        812,391       180,457
    Unassigned funds                        10,859,135     7,100,726
                                          ------------  ------------
    Total Surplus                           41,171,526    36,781,183
                                          ------------  ------------
    Capital stock and surplus               43,171,526    38,781,183
                                          ------------  ------------
    Total liabilities, capital stock and
     surplus                              $713,677,729  $624,098,579
                                          ------------  ------------
                                          ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) STATUTORY STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1998          1997          1996
                                          ------------  ------------  ------------
INCOME:
    Premiums and annuity considerations   $ 16,979,974  $ 16,013,160  $ 10,880,575
    Deposit-type funds                      84,013,114   115,692,429    67,770,004
    Net investment income                    6,397,852     8,824,668    12,313,903
    Amortization of interest maintenance
     reserve                                   319,812       519,001       704,763
    Net gain from operations from
     Separate Accounts                           9,115         8,743         8,101
    Income from fees associated with
     investment management,
     administration and contract
     guarantees from Separate Accounts       6,262,374     4,707,296     3,591,170
    Other income                             1,179,261       657,755       701,242
                                          ------------  ------------  ------------
      Total Income                         115,161,502   146,423,052    95,969,758
                                          ------------  ------------  ------------
BENEFITS AND EXPENSES:
    Death benefits                           6,237,281     4,916,746     2,881,367
    Annuity benefits                         5,758,805     5,439,091     7,175,995
    Disability benefits and benefits
     under accident and health policies      1,094,851       939,635       464,615
    Surrender benefits and other fund
     withdrawals                            73,863,143    79,016,904   114,578,203
    Interest on policy or contract funds       101,516        75,069        83,323
    Increase in aggregate reserves for
     life and accident and health
     policies and contracts                    620,154     5,199,040     1,550,701
    Decrease in liability for premium
     and other deposit funds               (10,533,414)  (30,405,893)  (67,996,389)
                                          ------------  ------------  ------------
      Total Benefits                        77,142,336    65,180,592    58,737,815
    Commissions on premiums and annuity
     considerations (direct business
     only)                                   4,850,390     5,582,738     3,047,358
    General insurance expenses               7,017,562     7,687,478     6,093,131
    Insurance taxes, licenses and fees,
     excluding federal income taxes            709,440       788,386       729,244
    Net transfers to Separate Accounts      16,673,071    61,695,832    22,581,654
                                          ------------  ------------  ------------
      Total Benefits and Expenses          106,392,799   140,935,026    91,189,202
                                          ------------  ------------  ------------
    Net gain from operations before
     federal income taxes                    8,768,703     5,488,026     4,780,556
    Federal income taxes incurred
     (excluding tax on capital gains)        2,070,545     2,315,259     1,938,734
                                          ------------  ------------  ------------
    Net gain from operations after
     federal income taxes and before
     realized capital gains                  6,698,158     3,172,767     2,841,822
    Net realized capital (losses) gains
     less capital gains tax and
     transferred to the interest
     maintenance reserve                       (13,249)      183,262      (439,101)
                                          ------------  ------------  ------------
NET INCOME                                $  6,684,909  $  3,356,029  $  2,402,721
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-Owned Subsidiary of Sun Life Assurance Company Of Canada (U.S.)) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
CAPITAL AND SURPLUS, BEGINNING OF YEAR    $38,781,183  $34,802,643  $31,964,414
                                          -----------  -----------  -----------
    Net income                              6,684,909    3,356,029    2,402,721
    Change in net unrealized capital
     gains                                    359,000      138,000      702,000
    Change in nonadmitted assets and
     related items                             47,886      (14,391)      32,888
    Change in asset valuation reserve         298,548      498,902     (299,380)
    Dividend to stockholder                (3,000,000)     --           --
                                          -----------  -----------  -----------
    Net change in capital and surplus
     for the year                           4,390,343    3,978,540    2,838,229
                                          -----------  -----------  -----------
CAPITAL AND SURPLUS, END OF YEAR          $43,171,526  $38,781,183  $34,802,643
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CASH FLOW

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1998          1997          1996
                                          ------------  ------------  ------------
CASH PROVIDED
    Premiums, annuity considerations and
     deposit funds received               $101,168,181  $138,347,877  $ 82,896,939
    Net investment income                    6,731,025     9,707,801    14,106,521
    Fees associated with investment
     management, administration and
     contract guarantees from Separate
     Accounts                                6,262,374     4,707,296     3,591,170
    Fee income                               1,179,261       657,755       701,242
                                          ------------  ------------  ------------
      Total receipts                       115,340,841   153,420,729   101,295,872
                                          ------------  ------------  ------------
    Benefits paid                           86,793,629   122,170,301   128,975,968
    Insurance expenses and taxes paid       12,819,426    13,540,362     9,712,774
    Net cash transfers to separate
     accounts                               25,441,094    41,721,173    25,804,874
    Federal income tax payments
     (excluding tax on capital gains)        2,370,545     1,715,259     2,909,899
                                          ------------  ------------  ------------
      Total payments                       127,424,694   179,147,095   167,403,515
                                          ------------  ------------  ------------
      Net cash from operations             (12,083,853)  (25,726,366)  (66,107,643)
                                          ------------  ------------  ------------
    Proceeds from long-term investments
     sold, matured or repaid (after
     deducting taxes on capital gains of
     $135,651 for 1998, $222,860 for
     1997 and ($112,405) for 1996)          37,410,774    59,132,310    86,583,714
    Other cash provided                        813,054       325,543     4,654,856
                                          ------------  ------------  ------------
      Total cash provided                   38,223,828    59,457,853    91,238,570
                                          ------------  ------------  ------------
CASH APPLIED
    Cost of long-term investments
     acquired                              (26,671,265)  (27,369,138)  (28,654,582)
    Other cash applied                      (3,660,391)     (857,106)     (166,107)
                                          ------------  ------------  ------------
      Total cash applied                   (30,331,656)  (28,226,244)  (28,820,689)
                                          ------------  ------------  ------------
    Net change in cash and short-term
     investments                            (4,191,681)    5,505,243    (3,689,762)
CASH AND SHORT-TERM INVESTMENTS:
BEGINNING OF YEAR                           10,120,237     4,614,994     8,304,756
                                          ------------  ------------  ------------
END OF YEAR                               $  5,928,556  $ 10,120,237  $  4,614,994
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL--

Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities, group life and group long-term disability insurance. The parent company, Sun Life Assurance Company of Canada (U.S.) ("Sun Life of Canada (U.S.)"), is ultimately a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("Sun Life (Canada)"), a mutual life insurance company.

The Company, which is domiciled in the State of New York, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the Insurance Department of the State of New York. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as New York State laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles ("GAAP") for mutual life insurance companies and stock life insurance companies wholly owned by mutual life insurance companies. In April of 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation") which became effective in 1996 that has changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with GAAP. Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Company's financial position, results of operations or cash flow in conformity with GAAP. (See Note 17 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (CONTINUED):
SEPARATE ACCOUNTS--

The Company has established unitized separate accounts applicable to individual qualified and nonqualified variable annuity contracts.

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the statutory financial statements. Assets held in the separate accounts are carried at market values as determined by the quoted market prices of the underlying investments.

The Company has also established a nonunitized separate account for amounts allocated to the fixed portion of a certain combination fixed/variable deferred annuity contracts. The assets of this account are available to fund general account liabilities and general account assets are available to fund liabilities of this account.

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, are transferred to (from) the general account. Accumulated gains (losses) that have not been transferred are recorded as payable (receivable) to (from) the general account. Transfers from separate accounts due or accrued amounted to $15,992,000 in 1998 and $7,224,000 in 1997.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING--

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the State of New York will require adoption of the Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

OTHER--

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain 1997 and 1996 amounts have been reclassified to conform to amounts as presented in 1998.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2.  BONDS:
Investments in debt securities are as follows:

                                                        DECEMBER 31, 1998
                                          ---------------------------------------------
                                                      GROSS         GROSS      ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED      FAIR
                                            COST      GAINS        LOSSES       VALUE
                                          --------  ----------   -----------   --------
                                                           (IN 000'S)
Long-term bonds:
    United States Government and
     government agencies and authorities  $16,153     $  319         $(31)     $16,441
    Public utilities                       11,353        213          (16)      11,550
    Transportation                          2,553         19        --           2,572
    Finance                                 6,260        122           (9)       6,373
    All other corporate bonds              21,598        430          (37)      21,991
                                          --------  ----------        ---      --------
        Total long-term bonds              57,917      1,103          (93)      58,927
Short-term bonds -- U.S. Treasury
    Bills, bankers acceptances and
     commercial paper                       5,258      --           --           5,258
                                          --------  ----------        ---      --------
                                          $63,175     $1,103         $(93)     $64,185
                                          --------  ----------        ---      --------
                                          --------  ----------        ---      --------

                                                       DECEMBER 31, 1997
                                          --------------------------------------------
                                                      GROSS        GROSS      ESTIMATED
                                          AMORTIZED UNREALIZED   UNREALIZED     FAIR
                                            COST      GAINS        LOSSES      VALUE
                                          --------  ----------   ----------   --------
                                                           (IN 000'S)
Long-term bonds:
    United States Government and
     government agencies and authorities  $15,005     $  311       -$-        $15,316
    Foreign governments                       523         16       --             539
    Public utilities                       12,126        341       --          12,467
    Finance                                 4,026         80       --           4,106
    All other corporate bonds              30,023        696         (16)      30,703
                                          --------  ----------       ---      --------
        Total long-term bonds              61,703      1,444         (16)      63,131
Short-term bonds -- U.S. Treasury
    Bills, bankers acceptances and
     commercial paper                       9,406      --          --           9,406
                                          --------  ----------       ---      --------
                                          $71,109     $1,444        $(16)     $72,537
                                          --------  ----------       ---      --------
                                          --------  ----------       ---      --------

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2.  BONDS: (CONTINUED):
The amortized cost and estimated fair value of debt securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                             DECEMBER 31, 1998
                                          -----------------------
                                          AMORTIZED   ESTIMATED
                                            COST      FAIR VALUE
                                          ---------  ------------
                                                (IN 000'S)
Maturities are:
    Due in one year or less                $18,463     $ 18,549
    Due after one year through five
     years                                  19,429       19,827
    Due after five years through ten
     years                                  11,328       11,421
    Due after ten years                      8,434        8,803
                                          ---------  ------------
        Subtotal                            57,654       58,600
    Mortgage-backed securities               5,521        5,585
                                          ---------  ------------
                                           $63,175     $ 64,185
                                          ---------  ------------
                                          ---------  ------------

Proceeds from sales and maturities of investments in debt securities during 1998, 1997 and 1996 were $29,068,000, $42,986,000 and $76,431,000, respectively.
Gross gains of $407,000, $395,000 and $537,000 and gross losses of $2,000,
$40,000 and $183,000 were realized on such sales during 1998, 1997 and 1996, respectively.

A bond, included above, with an amortized cost of approximately $404,000 and $408,000 at December 31, 1998 and 1997, respectively, was on deposit with the Superintendent of Insurance of the State of New York as required by law.

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

The following table shows the geographic distribution of the mortgage loan portfolio at December 31:

                                           1998     1997
                                          -------  -------
                                             (IN 000'S)

California                                $ 3,421  $ 4,672
Florida                                       777    3,313
Massachusetts                               1,090    2,556
New York                                    2,868    4,375
Ohio                                        1,291    1,308
All other                                   8,211    9,563
                                          -------  -------
                                          $17,658  $25,787
                                          -------  -------
                                          -------  -------

As of December 31, 1998, the Company has no restructured mortgage loans. As of December 31, 1997, the Company had restructured loans totaling $960,000 against which there were allowances for losses of $250,000.

The Company has made no commitments of mortgage loans on real estate into the future.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4.  INVESTMENT GAINS (LOSSES):

                                              YEARS ENDED
                                             DECEMBER 31,
                                          -------------------
                                          1998   1997   1996
                                          -----  -----  -----
                                              (IN 000'S)
Realized capital gains (losses):
    Bonds                                 $   7  $ (99) $ 237
    Mortgage loans                           (8)    (6)  (676)
    Real estate                             (12)   288   --
                                          -----  -----  -----
                                          $ (13) $ 183  $(439)
                                          -----  -----  -----
                                          -----  -----  -----
Changes in unrealized capital gains on
 mortgage loans                           $ 359  $ 138  $ 702
                                          -----  -----  -----
                                          -----  -----  -----

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The gross realized capital gains credited to the IMR were $408,000, $355,000 and $354,000 in 1998, 1997 and 1996, respectively. All gains are transferred net of applicable income taxes.

5.  NET INVESTMENT INCOME:
Net investment income consisted of the following for:

                                          YEARS ENDED DECEMBER 31,
                                          -------------------------
                                           1998     1997     1996
                                          -------  -------  -------
                                                 (IN 000'S)
Interest income from bonds                $ 4,570  $ 5,622  $ 8,576
Interest income from mortgage loans         1,926    3,279    4,252
Real estate investment income                  22      483      376
Other investment income (loss)                125      170      (93)
                                          -------  -------  -------
    Gross investment income                 6,643    9,554   13,111
Investment expenses                           245      729      797
                                          -------  -------  -------
Net investment income                     $ 6,398  $ 8,825  $12,314
                                          -------  -------  -------
                                          -------  -------  -------

6.  REINSURANCE:
The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will reinsure the mortality and morbidity risks of the group life insurance contracts and group long-term disability contracts issued by the Company. Under these agreements, basic death benefits and long-term disability benefits are reinsured on a yearly renewable term basis. The agreements provide that Sun Life (Canada) will reinsure the mortality risks in excess of $50,000 per policy for group life insurance contracts and $4,000 per policy per month for the group long-term disability contracts ceded by the Company. For the year ended December 31, 1997 and 1996, the agreements provided that Sun Life (Canada) would reinsure $3,000 per policy per month for the group long-term disability contracts ceded by the Company. Reinsurance transactions under these agreements had the effect of increasing (decreasing) income from operations by $(771,000), $139,000 and $(500,000) for the years ended December 31, 1998, 1997, and 1996, respectively.

The group life and long-term disability reinsurance agreements require that the reinsurer provide funds in amounts equal to the reserves ceded.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6.  REINSURANCE: (CONTINUED):
The following are summarized pro forma results of operations of the Company for the years ended December 31, 1998, 1997 and 1996 before the effect of reinsurance transactions with Sun Life (Canada).

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                            1998      1997      1996
                                          --------  --------  --------
                                                   (IN 000'S)
Income:
    Premiums, annuity deposits and other
     revenues                             $105,728  $142,915  $ 85,947
    Net investment income                    6,718     9,343    13,019
                                          --------  --------  --------
    Subtotal                               112,446   152,258    98,966
Benefits and expenses:
    Policyholder benefits                   79,918   101,371    64,328
    Other expenses                          22,988    45,538    29,357
                                          --------  --------  --------
    Subtotal                               102,906   146,909    93,685
                                          --------  --------  --------
Income from operations                    $  9,540  $  5,349  $  5,281
                                          --------  --------  --------
                                          --------  --------  --------

7.  WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT
LIABILITIES:
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                           DECEMBER 31, 1998
                                               (IN 000'S)
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
Subject to discretionary withdrawal:
  --with market value adjustment          $ 98,744     15.18
  --at book value less surrender charges
   (surrender charge > 5%)                   7,108      1.09
  --at book value (mimimal or no charge
   or adjustment)                          523,814     80.54
Not subject to discretionary withdrawal
 provision                                  20,709      3.19
                                          --------  ----------
Total annuity actuarial reserves and
 deposit liabilities                      $650,375    100.00
                                          --------  ----------
                                          --------  ----------

                                           DECEMBER 31, 1997
                                               (IN 000'S)
                                           AMOUNT   % OF TOTAL
                                          --------  ----------
Subject to discretionary withdrawal:
  --with market value adjustment          $120,764     21.37
  --at book value less surrender charges
   (surrender charge > 5%)                  13,811      2.45
  --at book value (mimimal or no charge
   or adjustment)                          410,484     72.65
Not subject to discretionary withdrawal
 provision                                  19,972      3.53
                                          --------  ----------
Total annuity actuarial reserves and
 deposit liabilities                      $565,031    100.00
                                          --------  ----------
                                          --------  ----------

8.  SEGMENT INFORMATION:
The Company offers financial products and services such as fixed and variable annuities, group life insurance and group long-term disability protection. Within these areas, the Company conducts business principally in two operating segments and maintains a corporate surplus segment to provide for the capital needs of the various operating segments and to engage in other financing related activities.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8.  SEGMENT INFORMATION: (CONTINUED):
The Retirement Products and Services ("RPS") segment markets and administers individual variable and fixed annuity products, including market value adjusted annuities, while the Group Insurance segment markets and administers group life insurance and group long-term disability products.

The following amounts pertain to the various business segments:

                                                                                                             TOTAL
                                                                                            FEDERAL         GENERAL
                                               TOTAL            TOTAL          PRETAX        INCOME         ACCOUNT
                                             REVENUES       EXPENDITURES       INCOME        TAXES          ASSETS
                                          ---------------  ---------------  ------------  ------------  ---------------
    1998:
RPS                                       $    97,936,000  $    92,889,000  $  5,047,000  $    449,000  $    36,148,000
Group Insurance                                15,155,000       13,251,000     1,904,000       654,000       14,685,000
Corporate Surplus                               2,071,000          253,000     1,818,000       968,000       34,838,000
                                          ---------------  ---------------  ------------  ------------  ---------------
    Total:                                $   115,162,000  $   106,393,000  $  8,769,000  $  2,071,000  $    85,671,000
                                          ---------------  ---------------  ------------  ------------  ---------------
                                          ---------------  ---------------  ------------  ------------  ---------------
      1997:
RPS                                       $   130,926,000  $   127,120,000  $  3,806,000  $  1,803,000  $    43,799,000
Group Insurance                                12,623,000       13,791,000    (1,168,000)     (406,000)      10,706,000
Corporate Surplus                               2,874,000           24,000     2,850,000       918,000       46,273,000
                                          ---------------  ---------------  ------------  ------------  ---------------
    Total:                                $   146,423,000  $   140,935,000  $  5,488,000  $  2,315,000  $   100,778,000
                                          ---------------  ---------------  ------------  ------------  ---------------
                                          ---------------  ---------------  ------------  ------------  ---------------
      1996:
RPS                                       $    84,260,000  $    83,271,000  $    989,000  $    547,000  $    88,745,000
Group Insurance                                 8,494,000        7,875,000       619,000       116,000        7,820,000
Corporate Surplus                               3,216,000           43,000     3,173,000     1,276,000       30,182,000
                                          ---------------  ---------------  ------------  ------------  ---------------
    Total:                                $    95,970,000  $    91,189,000  $  4,781,000  $  1,939,000  $   126,747,000
                                          ---------------  ---------------  ------------  ------------  ---------------
                                          ---------------  ---------------  ------------  ------------  ---------------

9.  RETIREMENT PLANS:
The Company participates with Sun Life (Canada) and Sun Life of Canada (U.S.) in a noncontributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount which at least satisfies the minimum amount required by ERISA; the plan is currently fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of a variable accumulation fund contract held in a separate account of Sun Life (Canada).

The Company's share of the group's accrued pension cost at December 31, 1998, 1997 and 1996 was $275,000, $211,000 and $178,000, respectively. The Company's share of net periodic pension cost was $65,000, $33,000 and $81,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company also participates with Sun Life (Canada), Sun Life of Canada (U.S.) and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Employer contributions were $30,000, $28,000 and $27,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9.  RETIREMENT PLANS: (CONTINUED):
OTHER POSTRETIREMENT BENEFIT PLANS--

In addition to pension benefits, the Company provides certain health, dental and life insurance benefits ("postretirement benefits") for retired employees and dependents. Substantially all employees may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company has elected to recognize this obligation of approximately $455,000 over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $6,000, $16,000, and $8,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's postretirement health, dental and life insurance benefits currently are not funded.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9.  RETIREMENT PLANS: (CONTINUED):
The following table sets forth the change in the pension and other postretirement benefit plans' benefit obligations and assets as well as the plans' funded status reconciled with the amount shown in the Company's statutory financial statements at December 31:

                                                                      PENSION BENEFITS        OTHER BENEFITS
                                                                      1998        1997        1998       1997
                                                                   ----------  ----------  ----------  ---------
                                                                                  (IN THOUSANDS)
Change in benefit obligation:
    Benefit obligation at beginning of year                        $   79,684  $   70,848  $    9,845  $   9,899
    Service cost                                                        4,506       4,251         240        306
    Interest cost                                                       6,452       5,266         673        725
    Amendments                                                             --       1,000          --         --
    Actuarial (gain) loss                                              21,975          --         308       (801)
    Benefits paid                                                      (1,825)     (1,681)       (647)      (284)
                                                                   ----------  ----------  ----------  ---------
Benefit obligation at end of year                                  $  110,792  $   79,684  $   10,419  $   9,845
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
The Company's share:
    Benefit obligation at beginning of year                        $      269  $      239  $       89  $      83
    Benefit obligation at end of year                                     515         269          21         89
Change in plan assets:
    Fair value of plan assets at beginning of year                 $  136,610  $  122,807  $       --  $      --
    Actual return on plan assets                                       16,790      15,484          --         --
    Employer contribution                                                  --          --         647        284
    Benefits paid                                                      (1,825)     (1,681)       (647)      (284)
                                                                   ----------  ----------  ----------  ---------
Fair value of plan assets at end of year                           $  151,575  $  136,610  $       --  $      --
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
Funded status                                                      $   40,783  $   56,926  $  (10,419) $  (9,845)
Unrecognized net actuarial gain (loss)                                 (2,113)    (18,147)        586        257
Unrecognized transition (asset) obligation                            (24,674)    (26,730)        185        230
Unrecognized prior service cost                                         7,661       8,241          --         --
                                                                   ----------  ----------  ----------  ---------
Prepaid (accrued) benefit cost                                     $   21,657  $   20,290  $   (9,648) $  (9,358)
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
The Company's share of accrued benefit cost                        $     (275) $     (211) $      (41) $     (35)
                                                                   ----------  ----------  ----------  ---------
                                                                   ----------  ----------  ----------  ---------
Weighted-average assumptions as of December 31:
    Discount rate                                                       6.75%       7.50%       6.75%      7.50%
    Expected return on plan assets                                      8.00%       7.50%         N/A        N/A
    Rate of compensation increase                                       4.50%       4.50%         N/A        N/A

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9.  RETIREMENT PLANS: (CONTINUED):
For measurement purposes, a 10.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 (5.7% for dental benefits). The rates were assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                                                                            PENSION BENEFITS        OTHER BENEFITS
                                                                             1998       1997       1998       1997
                                                                          ----------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
Components of net periodic benefit cost:
    Service cost                                                          $    4,506  $   4,251  $     239  $     306
    Interest cost                                                              6,452      5,266        673        725
    Expected return on plan assets                                           (10,172)    (9,163)        --         --
    Amortization of transition (asset) obligation                             (2,056)    (2,056)        45         45
    Amortization of prior service cost                                           580        517         --         --
    Recognized net actuarial (gain) loss                                        (677)      (789)       (20)        71
                                                                          ----------  ---------  ---------  ---------
Net periodic benefit cost                                                 $   (1,367) $  (1,974) $     937  $   1,147
                                                                          ----------  ---------  ---------  ---------
                                                                          ----------  ---------  ---------  ---------
The Company's share of net periodic benefit cost                          $       64  $      33  $       6  $      16
                                                                          ----------  ---------  ---------  ---------
                                                                          ----------  ---------  ---------  ---------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                               INCREASE             DECREASE
                                                                          -------------------  -------------------
                                                                                         (IN 000'S)
Effect on total of service and interest cost components                        $     210            $    (170)
Effect on postretirement benefit obligation                                    $   2,026            $  (1,697)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                      1998                            1997
                                          -----------------------------   -----------------------------
                                             CARRYING                        CARRYING
                                              AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                          --------------   ------------   --------------   ------------
                                                                   (IN 000'S)
ASSETS:
Bonds                                        $ 63,175        $ 64,185        $ 71,109        $   72,537
Mortgages                                      17,658          18,157          25,787            26,557

LIABILITIES:
Individual annuities                         $ 29,724        $ 29,212        $ 40,479        $   38,177

The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes.For privately placed bonds, fair values are estimated using prices for publicly traded bonds of similar credit risk, maturity, repayment and liquidity characteristics.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

10. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED):
The fair values of the Company's general account reserves and liabilities under investment-type contracts (insurance and annuity contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. 11. Statutory Investment Valuation Reserves: The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an IMR and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR:

                                               1998            1997
                                          --------------  --------------
                                           AVR     IMR     AVR     IMR
                                          ------  ------  ------  ------
                                            (IN 000'S)      (IN 000'S)
Balance, beginning of year                $1,346  $  886  $1,845  $1,174
Net realized capital (losses) gains, net
 of tax                                      (13)    265     183     231
Amortization of net investment gains          --    (320)     --    (519)
Unrealized investment gains                  359      --     138      --
Required by formula                         (644)     --    (820)     --
                                          ------  ------  ------  ------
Balance, end of year                      $1,048  $  831  $1,346  $  886
                                          ------  ------  ------  ------
                                          ------  ------  ------  ------

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES:
Activity in the liability for unpaid claims and claim adjustment expense is summarized below (in 000's).

                                                      1998     1997     1996
                                                     -------  -------  -------
 Balance, January 1                                  $10,239  $ 6,129  $ 4,320
 Claims incurred                                       8,491    9,008    5,061
 Claims paid                                          (6,960)  (4,898)  (3,252)
                                                     -------  -------  -------
 Balance, December 31                                $11,770  $10,239  $ 6,129
                                                     -------  -------  -------
                                                     -------  -------  -------

The information presented above includes unpaid benefit claims and claim adjustment expenses for the group life and group long-term disability contracts. As of December 31, 1998 and 1997, the unpaid claim and claim adjustment liability for these contracts is included in Policy Reserves.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. FEDERAL INCOME TAXES:
The Company files a consolidated federal income tax return with Sun Life of Canada (U.S.) and other affiliates. Federal income taxes are calculated as if the Company filed a return as a separate company. No provision is recognized for timing differences which may exist between financial statement and taxable income. Such differences include reserves, depreciation and accrual of market discount on bonds. The Company made cash payments to Sun Life of Canada (U.S.) of $2,506,000, $1,938,000 and $2,797,000 during 1998, 1997 and 1996, respectively.

14. LEASE COMMITMENTS:
The Company leases two separate facilities for its annuity operations and group sales offices. Both leases commenced in March 1994. On February 24, 1999, the Company terminated its lease at the 80 Broad Street location as it intends to consolidate the functions performed at this facility with its parent company, Sun Life of Canada (U.S.) (See Note 18 for further discussion). The group sales office lease is scheduled to expire in July 1999. Consequently, the Company has no future lease commitments to report. Rent expense under these leases in 1998, 1997 and 1996 amounted to $344,000, $348,000 and $336,000, respectively.

15. MANAGEMENT AND SERVICE CONTRACTS:
The Company has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Company, as requested, personnel as well as certain investment, actuarial and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,037,000 in 1998, $1,155,000 in 1997 and $1,866,000 in 1996.

16. RISK-BASED CAPITAL:
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1998 and 1997.

17. ACCOUNTING POLICIES AND PRINCIPLES:
The financial statements of the Company have been prepared on the basis of statutory accounting practices which, prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting and GAAP are described as follows. Statutory accounting practices do not recognize the following assets or liabilities which are reflected under GAAP; deferred acquisition costs, deferred federal income taxes and statutory non admitted assets. AVR and IMR are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Premiums for investment-type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP.

Because the Company's management uses financial information prepared in conformity with accounting policies generally accepted in Canada in the normal course of business, the management of the Company has determined that the cost of complying with Statement No. 120 would exceed the benefits that the Company, or the users of its financial statements, would experience. Consequently, the Company has elected not to apply such standards in the preparation of these statutory financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

18. SUBSEQUENT EVENT:
Subsequent to December 31, 1998, the Company announced its intention to consolidate the customer service and accounting functions, currently performed at its office at 80 Broad Street in New York, New York, with its parent company, Sun Life of Canada (U.S.), based in Wellesley Hills, Massachusetts. A plan to transfer these operations, effective July 1, 1999, was presented to the New York State Insurance Department on February 8, 1999, and is currently undergoing review. The Company will maintain its corporate home office in the State of New York and will continue to offer individual annuity, group life and group disability products to residents of New York. This action is expected to improve operating efficiencies and achieve greater economies of scale. As a result of this event, the Company will be terminating approximately 18 employees and is expecting to incur severance related costs ranging between $250,000 and $490,000. In addition, the expense associated with terminating its lease at the 80 Broad Street facility will total approximately $77,000.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York ("the Company") as of December 31, 1998 and 1997, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Notes 1 and 17 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The effects on the financial statements of the differences between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York as of December 31, 1998 and 1997, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1998 on the basis of accounting described in Notes 1 and 17.

However, because of the differences between the two bases of accounting referred to in the second preceding paragraph, in our opinion, the statutory financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 1998 and 1997 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1998.

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

DELOITTE & TOUCHE LLP
February 4, 1999
(except for Note 18 for which the date is March 25, 1999.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I (2) (c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial statements (set forth in Item 8):
       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Operations for each of the three years ended
         December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Changes in Capital Stock and Surplus for each of the three years ended December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Statutory Statements of Cash Flow for each of the three years ended
         December 31, 1998, December 31, 1997 and December 31, 1996.

       -- Notes to Statutory Financial Statements, Years Ended December 31,
         1998, 1997 and 1996.

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                   SCHEDULE I
          SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                                                                                                   AMOUNT AT WHICH
                                                                                                    SHOWN IN THE
TYPE OF INVESTMENT                                                          COST        VALUE       BALANCE SHEET
------------------------------------------------------------------------  ---------  -----------  -----------------
                                                                                     (IN 000'S)
Bonds:
United States government and government agencies and authorities          $  16,153   $  16,441      $    16,153
Public utilities                                                             11,353      11,550           11,353
Transportation                                                                2,553       2,572            2,553
Finance                                                                       6,260       6,373            6,260
All other corporate bonds                                                    21,598      21,991           21,598
                                                                          ---------  -----------         -------
    Total bonds                                                              57,917      58,927           57,917
                                                                          ---------  -----------         -------
Mortgage loans                                                               17,658      17,658           17,658
Real estate                                                                   1,756       1,756            1,756
Policy loans                                                                    625         625              625
Short-term investments                                                        5,258       5,258            5,258
                                                                          ---------  -----------         -------
Total investments                                                         $  83,214   $  84,224      $    83,214
                                                                          ---------  -----------         -------
                                                                          ---------  -----------         -------

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                  SCHEDULE VI
                             SUMMARY OF REINSURANCE

                                                                                        CEDED TO
                                                                           GROSS         OTHER          NET
                                                                           AMOUNT      COMPANIES       AMOUNT
                                                                        ------------  ------------  ------------
                                                                                       (IN 000'S)
1998
Life Insurance In Force                                                 $  4,544,991  $  1,010,872  $  3,534,119
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Premiums
  Life Insurance                                                        $     13,576  $      2,723  $     10,853
  Accident and Health                                                          4,254           824         3,430
                                                                        ------------  ------------  ------------
Total Premiums                                                          $     17,830  $      3,547  $     14,283
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
1997
Life Insurance in Force                                                 $  4,113,017  $    879,923  $  3,233,094
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Premiums
  Life Insurance                                                        $     11,759  $      2,379  $      9,380
  Accident and Health                                                          3,677         1,066         2,611
                                                                        ------------  ------------  ------------
Total Premiums                                                          $     15,436  $      3,445  $     11,991
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
1996
Life Insurance In Force                                                 $  3,044,368  $    400,572  $  2,643,796
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Premiums
  Life Insurance                                                        $      7,506  $      1,408  $      6,098
  Accident and Health                                                          2,773           828         1,945
                                                                        ------------  ------------  ------------
Total Premiums                                                          $     10,279  $      2,236  $      8,043
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

We have audited the statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York (wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) as of December 31, 1998 and 1997 and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 4, 1999 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.

DELOITTE & TOUCHE LLP
February 4, 1999

ITEM 14.  CONTINUED

(a) 3 and (c). Exhibits:

The following Exhibits are incorporated herein by reference:

  EXHIBIT NO.
----------------
          3       Declaration of Intent and Charter and By-Laws (Filed as Exhibit 6 to Post-Effective Amendment No. 2
                   to the Registration Statement on Form N-4 (File No. 333-05037))
          4(a)    Flexible Payment Deferred Combination Variable and Fixed Annuity Contract [Compass 1] (Filed as
                   Exhibit 4 to Post-Effective Amendment No. 17 to Registration Statement on Form N-4 (File No.
                   2-95002))
           (b)    Flexible Payment Deferred Combination Variable and Fixed Annuity Contract [Compass 2] (Filed as
                   Exhibit 4 to Post-Effective Amendment No. 18 to Registration Statement on Form N-4 (File No.
                   2-95003))
           (c)    Flexible Payment Deferred Combination Variable and Fixed Annuity Contract [Compass 3] (Filed as
                   Exhibit 4 to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No.
                   33-19765))
           (d)    Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY]
                   (Filed as Exhibit 4 to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File
                   No. 33-41629))
           (e)    Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold
                   NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement on Form N-4
                   (File No. 333-05037))
         24       Powers of Attorney (Filed herewith)
         27       Financial Data Schedule (Filed herewith)

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

                                          SUN LIFE INSURANCE AND ANNUITY COMPANY
                                          OF NEW YORK
                                          (Registrant)

                                          By:         /s/ C. JAMES PRIEUR

                                             -----------------------------------
                                                        C. James Prieur,
                                                           PRESIDENT

                                          Date:          March 31, 1999

                                               ---------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             */s/ DONALD A. STEWART              Chairman and Director
  -------------------------------------------     (Principal Executive     Date: February 11, 1999
               Donald A. Stewart                  Officer)

                                                 Vice President,
              /s/ ROBERT P. VROLYK                Controller and Actuary
  -------------------------------------------     (Principal Financial &   Date: March 31, 1999
                Robert P. Vrolyk                  Accounting Officer)

              */s/ JOHN D. MCNEIL
  -------------------------------------------    Director                  Date: February 11, 1999
                 John D. McNeil

               */s/ JOHN S. LANE
  -------------------------------------------    Director                  Date: February 17, 1999
                  John S. Lane

               */s/ DAVID D. HORN
  -------------------------------------------    Director                  Date: February 10, 1999
                 David D. Horn

              */s/ JOHN G. IRELAND
  -------------------------------------------    Director                  Date: February 10, 1999
                John G. Ireland

---------
* By Ellen B. King pursuant to Power of Attorney filed herewith.

            /s/ C. JAMES PRIEUR
-------------------------------------------   President and Director  Date: March 31, 1999
              C. James Prieur

           */s/ RICHARD B. BAILEY
-------------------------------------------   Director                  Date: February 10,
             Richard B. Bailey                                                 1999

        */s/ FIORAVANTE G. PERROTTA
-------------------------------------------   Director                  Date: February 18,
           Fioravante G. Perrotta                                              1999

            */s/ RALPH F. PETERS
-------------------------------------------   Director                  Date: February 18,
              Ralph F. Peters                                                  1999

           */s/ PETER R. O'FLINN
-------------------------------------------   Director                  Date: February 10,
              Peter R. O'Flinn                                                 1999

         */s/ ANGUS A. MACNAUGHTON
-------------------------------------------   Director                  Date: February 10,
            Angus A. MacNaughton                                               1999

            */s/ M. COLYER CRUM
-------------------------------------------   Director                  Date: February 10,
               M. Colyer Crum                                                  1999

           */s/ SEYMOUR C. RABOY
-------------------------------------------   Senior Vice President   Date: March 10, 1999
              Seymour C. Raboy                 and Director

        */s/ FREDERICK B. WHITTEMORE
-------------------------------------------   Director                  Date: February 10,
          Frederick B. Whittemore                                              1999

----------------------------
*By Ellen B. King pursuant to Power of Attorney filed herewith