Form 10-Q
period 1999-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1999-05-14
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                           33-1079, 33-58482 and
For Quarter Ended March 31, 1999                Commission File Number 333-09141
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


                                      INDEX

                                                                         Page
                                                                        Number

Part I:   Financial Information

          Item 1: Financial Statements:*

          Statutory Statements of Admitted Assets,
          Liabilities and Capital Stock and Surplus -
            March 31, 1999 and December 31, 1998                           3

          Statutory Statements of Operations -
             Three Months Ended March 31, 1999 and March 31, 1998          4

          Statutory Statements of Changes in Capital Stock and Surplus -
             Three Months Ended March 31, 1999 and March 31, 1998          5

          Statutory Statements of Cash Flow -
             Three Months Ended March 31, 1999 and March 31, 1998          6

          Notes to Unaudited Statutory Financial Statements                7

          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

Part II:  Other Information

          None

     * The Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1998 has been taken from the audited statutory financial statements at that date. All other statutory statements are unaudited.

                          ITEM 1. FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

     STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND CAPITAL STOCK
                                  AND SURPLUS

                                                                                        MARCH 31,            DECEMBER 31,
ADMITTED ASSETS                                                                           1999                  1998
                                                                                   -------------------   -------------------
GENERAL ACCOUNT ASSETS:
Bonds                                                                              $       54,330,505    $       57,916,869
Mortgage loans on real estate                                                              15,504,363            17,657,672
Properties acquired in satisfaction of debt                                                 1,749,306             1,755,854
Policy loans                                                                                  618,904               625,023
Cash and short-term investments                                                             5,401,406             5,928,556
Life insurance premiums and annuity considerations due & uncollected                          752,177               667,087
Accident and health premiums due and unpaid                                                   229,712               156,493
Investment income due and accrued                                                           1,089,516               780,020
Other assets                                                                                   27,085               183,602
                                                                                   -------------------   -------------------

General account  assets                                                                    79,702,974            85,671,176

SEPARATE ACCOUNT ASSETS:
 Unitized                                                                                 537,378,158           527,942,310
 Non-unitized                                                                              95,429,879           100,064,243
                                                                                   -------------------   -------------------

Total admitted assets                                                              $      712,511,011    $      713,677,729
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------

LIABILITIES
GENERAL ACCOUNT LIABILITIES:
Aggregate reserve for life policies and contracts                                  $       22,660,403    $       22,578,780
Aggregate reserve for accident and health policies                                          8,012,000             7,830,000
Policy and contract claims                                                                  2,162,101             2,174,704
Liability for premium and other deposit funds                                              20,316,290            20,807,840
Interest maintenance reserve                                                                  808,498               830,941
Commissions to agents due or accrued                                                          535,146               374,826
General expenses due or accrued                                                               335,862               369,524
Transfers from Separate Accounts due or accrued                                           (17,491,846)          (15,992,081)
Taxes, licenses and fees due or accrued                                                        88,980                64,813
Federal income taxes due or accrued                                                           903,000               700,000
Asset valuation reserve                                                                     1,434,237             1,047,787
Payable to parent, subsidiaries and affiliates                                              1,661,690             1,218,745
Other liabilities                                                                             242,607               684,361
                                                                                   -------------------   -------------------

General account liabilities                                                                41,668,968            42,690,240

SEPARATE ACCOUNT LIABILITIES:
 Unitized                                                                                 537,185,400           527,751,720
 Non-unitized                                                                              95,429,879           100,064,243
                                                                                   -------------------   -------------------

Total liabilities                                                                         674,284,247           670,506,203
                                                                                   -------------------   -------------------

CAPITAL STOCK AND SURPLUS

Capital stock - Par value $1,000;
Authorized, issued and outstanding;
    2,000 shares                                                                            2,000,000             2,000,000
                                                                                   -------------------   -------------------

Gross paid in and contributed surplus                                                      29,500,000            29,500,000
Group life contingency reserve fund                                                           867,992               812,391
Unassigned funds                                                                            5,858,772            10,859,135
                                                                                   -------------------   -------------------
Total surplus                                                                              36,226,764            41,171,526
                                                                                   -------------------   -------------------

Capital stock and surplus                                                                  38,226,764            43,171,526
                                                                                   -------------------   -------------------

Total liabilities, capital stock and surplus                                       $      712,511,011    $      713,677,729
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------

              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS ENDED MARCH 31,
INCOME                                                                                         1999                 1998
                                                                                         -----------------    -----------------
Premiums and annuity consideration                                                       $      4,623,581     $      4,346,887
Deposit-typed funds                                                                             9,255,174           27,464,238
Net investment income                                                                           1,392,489            1,775,170
Amortization of interest maintenance reserve                                                       75,615               84,750
Net gain from operations from Separate Accounts                                                     2,168                2,251
Income from fees associated with investment management, administration and
  contract guarantees from Separate Accounts                                                    1,776,297            1,417,383
Other income                                                                                      213,976              411,044
                                                                                         -----------------    -----------------

Total income                                                                                   17,339,300           35,501,723
                                                                                         -----------------    -----------------

BENEFITS AND EXPENSES

Death benefits                                                                           $      1,793,157     $      1,758,058
Annuity benefits                                                                                1,575,408            1,622,609
Disability benefits and benefits under accident and health policies                               318,366              232,051
Surrender benefits and other fund withdrawals                                                  11,287,786           26,794,998
Interest on policy or contract funds                                                               17,406               20,932
Increase in aggregate reserves for life and accident and health policies
  and contracts                                                                                   263,623            1,062,853
Decrease in liability for premium and other deposit funds                                        (491,550)          (6,264,004)
                                                                                         -----------------    -----------------

Total benefits                                                                                 14,764,196           25,227,497

Commissions on premiums and annuity considerations (direct business only)                       1,122,361            2,155,717
General insurance expenses                                                                      1,192,955            1,299,000
Insurance taxes, licenses and fees, excluding federal income taxes                                220,985              195,899
Net transfers to or (from) Separate Accounts                                                   (2,805,898)           4,367,087
                                                                                         -----------------    -----------------

Total benefits and expenses                                                                    14,494,599           33,245,200
                                                                                         -----------------    -----------------

Net gain from operations before dividends to policyholders and
  federal income taxes                                                                          2,844,701            2,256,523

Federal income taxes incurred (excluding tax on capital gains)                                    874,369              813,473
                                                                                         -----------------    -----------------

Net gain from operations after dividends to policyholders and federal
  income taxes and before realized capital gains or (losses)                                    1,970,332            1,443,050

Net realized capital gains or (losses) less capital gains tax and transferred
  to the interest maintenance reserve                                                                   0               (8,189)
                                                                                         -----------------    -----------------

NET INCOME                                                                               $      1,970,332     $      1,434,861
                                                                                         -----------------    -----------------
                                                                                         -----------------    -----------------

              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

           STATUTORY STATEMENT OF CHANGES IN CAPITAL STOCK AND SURPLUS

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                        1999                 1998
                                                                  -----------------    -----------------
      CAPITAL AND SURPLUS, BEGINNING OF PERIOD                    $     43,171,526     $     38,781,183

      Net income                                                         1,970,332            1,434,861

      Change in net unrealized capital gains or (losses)                         0              (50,000)

      Change in non-admitted assets and related items                      (28,644)              27,314

      Change in asset valuation reserve                                   (386,450)              38,383

      Dividends to stockholders                                         (6,500,000)                   0
                                                                  -----------------    -----------------

      Net change in capital and surplus for the period                  (4,944,762)           1,450,558
                                                                  -----------------    -----------------

      CAPITAL AND SURPLUS, END OF PERIOD                          $     38,226,764     $     40,231,741
                                                                  -----------------    -----------------
                                                                  -----------------    -----------------





              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                        STATUTORY STATEMENTS OF CASH FLOW

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                 1999               1998
                                                                                            ---------------    ---------------
CASH PROVIDED
Premiums, annuity considerations and deposit funds received                                 $   13,634,615     $   33,770,276
Net investment income received                                                                   1,118,038          1,489,533
Fees associated with investment management, administration and
  contract guarantees from Separate Accounts                                                     1,776,297          1,417,383
Fee income                                                                                         213,976            411,043
                                                                                            ---------------    ---------------

Total receipts                                                                                  16,742,926         37,088,235
                                                                                            ---------------    ---------------

Benefits paid                                                                                   15,006,726         48,492,089

Insurance expenses and taxes paid                                                                2,385,476          3,673,758

Net cash transfers to (from) separate accounts                                                  (1,306,133)        (8,643,732)

Federal income tax payments (excluding tax on capital gains)                                       671,369            989,473
                                                                                            ---------------    ---------------

Total payments                                                                                  16,757,438         44,511,588
                                                                                            ---------------    ---------------

Net cash from operations                                                                           (14,512)        (7,423,353)

Proceeds from long-term investments sold, matured or repaid (after deducting
  taxes on capital gains of $28,631 for 1999, and $10,527 for 1998)                              8,994,786          9,771,303
Other cash provided                                                                                683,321          1,922,929
                                                                                            ---------------    ---------------

Total cash provided                                                                              9,678,107         11,694,232

CASH APPLIED

Cost of long-term investments acquired                                                           3,224,317          4,432,712
Dividends to stockholders paid                                                                   6,500,000
Other cash applied                                                                                 466,428          1,158,883
                                                                                            ---------------    ---------------

Total cash applied                                                                              10,190,745          5,591,595
                                                                                            ---------------    ---------------

Net change in cash and short-term investments                                                     (527,150)        (1,320,716)

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                                              5,928,556         10,120,237
                                                                                            ---------------    ---------------

END OF PERIOD                                                                               $    5,401,406     $    8,799,521
                                                                                            ---------------    ---------------
                                                                                            ---------------    ---------------

              See notes to unaudited statutory financial statements

               Sun Life Insurance and Annuity Company of New York
                Notes to Unaudited Statutory Financial Statements

(1)  General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2)  Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $210,000 and $309,000 for the three month periods in 1999 and 1998, respectively.

               Sun Life Insurance and Annuity Company of New York
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Net Income

The Registrant had net income of $1,970,000 and $1,435,000 for the three month periods ended March 31, 1999 and 1998, respectively. The increase in earnings between periods was primarily due to higher fee income from market appreciation on separate account assets, increased group life and accident and health premiums and lower group accident and health reserves from more favorable long term disability claims experience.

Income

Total income for the three months ended March 31, 1999 was $17,339,000, a decrease of $18,162,000 from the same period one year ago. The decrease was primarily due to a decline in annuity deposit fund sales associated with the dollar cost averaging ("DCA") program of the Registrant's market-value adjusted combination fixed/variable annuity product. Under the DCA program, deposits are made into the fixed portion of the annuity contract and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. The decline in DCA sales was attributable to the Registrant adhering to the New York State Insurance Department's ("Department") request to limit the DCA crediting rate the Registrant, and its competitors, could offer. The Department recently issued guidelines for enhanced interest rate offerings for New York issued contracts and the Registrant expects to resume offering an enhanced DCA crediting rate by the end of the second quarter of 1999. The decline in annuity deposit fund sales was also adversely impacted by the implementation, in November 1998, of the Department's Regulation 60, which governs replacement sales. Also contributing to the decline in income was a decrease in net investment income, the result of a decline in general account invested assets. Group life and accident and health premiums increased between periods as a result of the continuing growth of the Registrant's group business.

Benefits and Expenses

Policyholder benefits was $14,764,000 for the three months ended March 31, 1999, a decrease of $10,463,000 from the same period one year ago. The decrease was due primarily to lower surrender benefits, the result of fewer maturing annuity contracts during the first quarter of 1999 and the effects of Regulation 60 (discussed above).

Commissions, general expenses and taxes, licenses and fees was $2,536,000 for the three months ended March 31, 1999, a decrease of $1,114,000 between periods. Commission and general expenses decreased as a result of lower annuity deposit sales and allocated expense from parent, respectively, while taxes, licenses and fees increased between periods primarily as a result of higher insurance department exam fees. The decrease in net transfers to separate accounts was due primarily to lower annuity deposits sales and a decline in separate account surrenders.

Capital and Surplus

The total capital stock and surplus position of the Registrant at March 31, 1999, was $38.2 million. A cash dividend of $6.5 million was paid to its immediate parent Sun Life Assurance Company of Canada (U.S.). The
Registrant's management considers its surplus position to be adequate.

               Sun Life Insurance and Annuity Company of New York
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Year 2000 Compliance

During the fourth quarter of 1996, the Registrant's ultimate parent, Sun Life Assurance Company of Canada ("SLOC"), began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to ensure the ability of these systems to correctly process date calculations through the year 2000 and beyond. SLOC created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Registrant's senior management on a monthly basis. In addition, SLOC's Year 2000 project is periodically reviewed by internal and external auditors.

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

Although the Registrant expects all critical systems to be Year 2000 compliant before the end of 1999, there can be no assurance that this result will be achieved. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Registrant, and other similar uncertainties. A possible worst-case scenario might include one or more of the Registrant's significant systems being non-compliant. Such a scenario could result in material disruption to the Registrant's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to management, customers, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have a material impact on the Registrant's results of operations and financial position.

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

As of year-end 1998, the Registrant expended, cumulatively, approximately $222,000 on its Year 2000 effort, and it expects to incur a further $70,000 on this effort in 1999.

Cautionary Statement

This Form 10-K includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

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

- Developments in consumer preferences and behavior patterns.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Sun Life Insurance and Annuity Company of New York


May 14, 1999                              s/  Robert R. Vrolyk
                            ------------------------------------------------
                            Robert P. Vrolyk, Vice President, Controller and Actuary


May 14, 1999                              s/  Ellen B. King
                            ------------------------------------------------
                            Ellen B. King, Secretary