Form 10-Q
period 1999-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1999-08-12
CIK 779955

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        33-1079, 33-58482 and
For Quarter Ended June 30, 1999             Commission File Number  333-09141



                  SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)



          New York                                  04-2845273
---------------------------------      ------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



  80 Broad Street, New York, New York                          10004
-------------------------------------                -----------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code     (212) 943-4247
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


                                        INDEX

                                                        Page
                                                      Number

Part I:  Financial Information

Item 1:  Financial Statements:*

         Statutory Statements of Admitted Assets,
         Liabilities and Capital Stock and Surplus -
          June 30, 1999 and December 31, 1998              3

         Statutory Statements of Operations -
          Three Months Ended June 30, 1999 and
          June 30, 1998                                    4

         Statutory Statements of Operations -
          Six Months Ended June 30, 1999
          and June 30, 1998                                5

         Statutory Statements of Changes in
         Capital Stock and Surplus -
          Six Months Ended June 30, 1999 and
          June 30, 1998                                    6

         Statutory Statements of Cash Flow -
          Six Months Ended June 30, 1999 and
          June 30, 1998                                    7

         Notes to Unaudited Statutory Financial
         Statements                                        8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     9

Part II: Other Information

         NONE

    * The Statutory Statement of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1998 has been taken from the audited statutory financial statements at that date. All other statutory statements are unaudited.


                                    ITEM 1.  FINANCIAL STATEMENTS

                         SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

         STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND CAPITAL STOCK AND SURPLUS

                                                              JUNE 30,        DECEMBER 31,
                                                                1999              1998
                                                            ------------      ------------
          ADMITTED ASSETS
          GENERAL ACCOUNT ASSETS:
          Bonds                                             $ 52,769,186      $ 57,916,869
          Mortgage loans on real estate                       14,505,092        17,657,672
          Properties acquired in satisfaction of debt          1,696,772         1,755,854
          Policy loans                                           609,291           625,023
          Cash and short-term investments                     10,913,631         5,928,556
          Life insurance premiums and annuity
              considerations due & uncollected                   776,603           667,087
          Accident and health premiums due and unpaid            196,118           156,493
          Investment income due and accrued                      767,593           780,020
          Other assets                                             2,466           183,602
                                                            ------------      ------------
          General account assets                              82,236,752        85,671,176

          SEPARATE ACCOUNT ASSETS:
           Unitized                                          562,925,003       527,942,310
           Non-unitized                                       91,850,462       100,064,243
                                                            ------------      ------------
          Total admitted assets                             $737,012,217      $713,677,729
                                                            ------------      ------------
                                                            ------------      ------------

          LIABILITIES
          GENERAL ACCOUNT LIABILITIES:
          Aggregate reserve for life policies and
              contracts                                     $ 23,622,643      $ 22,578,780
          Aggregate reserve for accident and health
              policies                                         8,370,000         7,830,000
          Policy and contract claims                           2,020,083         2,174,704
          Liability for premium and other deposit funds       19,177,786        20,807,840
          Interest maintenance reserve                           807,891           830,941
          Commissions to agents due or accrued                   533,860           374,826
          General expenses due or accrued                        404,242           369,524
          Transfers from Separate Accounts due or
              accrued                                        (18,262,826)      (15,992,081)
          Taxes, licenses and fees due or accrued                 82,995            64,813
          Federal income taxes due or accrued                    474,000           700,000
          Asset valuation reserve                              1,385,063         1,047,787
          Payable to parent, subsidiaries and affiliate        1,292,611         1,218,745
          Other liabilities                                    3,232,582           684,361
                                                            ------------      ------------

          General account liabilities                         43,140,930        42,690,240

          SEPARATE ACCOUNT LIABILITIES:
           Unitized                                          562,730,036       527,751,720
           Non-unitized                                       91,850,462       100,064,243
                                                            ------------      ------------

          Total liabilities                                  697,721,428       670,506,203
                                                            ------------      ------------

          CAPITAL STOCK AND SURPLUS

          Capital stock - Par value $1,000;
          Authorized, issued and outstanding;
              2,000 shares                                     2,000,000         2,000,000
                                                            ------------      ------------
          Gross paid in and contributed surplus               29,500,000        29,500,000
          Group life contingency reserve fund                    926,715           812,391
          Unassigned funds                                     6,864,074        10,859,135
                                                            ------------      ------------
          Total surplus                                       37,290,789        41,171,526
                                                            ------------      ------------

          Capital stock and surplus                           39,290,789        43,171,526
                                                            ------------      ------------

          Total liabilities, capital stock and surplus      $737,012,217      $713,677,729
                                                            ------------      ------------
                                                            ------------      ------------

                        See notes to unaudited statutory financial statements


                            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                    STATUTORY STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                         1999             1998
                                                                      -----------     -----------
     INCOME
     Premiums and annuity consideration                               $ 5,196,214     $ 3,951,890
     Deposit-typed funds                                                8,730,489      29,986,986
     Net investment income                                              1,286,846       1,646,076
     Amortization of interest maintenance reserve                          59,518          77,075
     Net gain from operations from Separate Accounts                        2,209           2,289
     Income from fees associated with investment management,
       administration and contract guarantees from Separate Accounts    1,852,711       1,587,797
     Other income                                                         195,552         232,826
                                                                      -----------     -----------
     Total income                                                      17,323,539      37,484,939
                                                                      -----------     -----------

     BENEFITS AND EXPENSES

     Death benefits                                                   $ 1,703,456     $ 1,145,188
     Annuity benefits                                                   1,125,622       1,111,185
     Disability benefits and benefits under accident and health
       policies                                                           328,489         282,301
     Surrender benefits and other fund withdrawals                     15,339,382      16,478,100
     Interest on policy or contract funds                                  20,829          18,153
     Increase in aggregate reserves for life and accident and
       health policies and contracts                                    1,320,240         215,252
     Increase in liability for premium and other deposit funds         (1,138,504)     (1,854,847)
                                                                      -----------     -----------

     Total benefits                                                    18,699,514      17,395,332

     Commissions on premiums and annuity considerations (direct
       business only)                                                   1,177,066       2,230,339
     General insurance expenses                                         1,571,970       1,200,933
     Insurance taxes, licenses and fees, excluding federal income
       taxes                                                              215,452         188,788
     Net transfers to or (from) Separate Accounts                      (5,867,211)     13,976,884
                                                                      -----------     -----------

     Total benefits and expenses                                       15,796,791      34,992,276
                                                                      -----------     -----------

     Net gain from operations before dividends to policyholders and
       federal income taxes                                             1,526,748       2,492,663

     Federal income taxes incurred (excluding tax on capital gains)       456,990         425,910
                                                                      -----------     -----------

     Net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or
       (losses)                                                         1,069,758       2,066,753

     Net realized capital gains or (losses) less capital gains tax
       and transferred to the interest maintenance reserve                (27,322)              0
                                                                      -----------     -----------

     NET INCOME                                                       $ 1,042,436     $ 2,066,753
                                                                      -----------     -----------
                                                                      -----------     -----------

                        See notes to unaudited statutory financial statements

                           SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                   STATUTORY STATEMENTS OF OPERATIONS


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                          1999           1998
                                                                      -----------    -----------
   INCOME
   Premiums and annuity consideration                                 $ 9,819,795    $ 8,298,777
   Deposit-typed funds                                                 17,985,663     57,451,224
   Net investment income                                                2,679,335      3,421,246
   Amortization of interest maintenance reserve                           135,133        161,825
   Net gain from operations from Separate Accounts                          4,377          4,540
   Income from fees associated with investment management,
     administration and contract guarantees from Separate Accounts      3,629,008      3,005,180
   Other income                                                           409,528        643,870
                                                                      -----------    -----------

   Total income                                                        34,662,839     72,986,662
                                                                      -----------    -----------

   BENEFITS AND EXPENSES

   Death benefits                                                     $ 3,496,613    $ 2,903,246
   Annuity benefits                                                     2,701,030      2,733,794
   Disability benefits and benefits under accident and health
     policies                                                             646,855        514,352
   Surrender benefits and other fund withdrawals                       26,627,168     43,273,098
   Interest on policy or contract funds                                    38,235         39,085
   Increase in aggregate reserves for life and accident and
     health policies and contracts                                      1,583,863      1,278,105
   Decrease in liability for premium and other deposit funds           (1,630,054)    (8,118,851)
                                                                      -----------    -----------

   Total benefits                                                      33,463,710     42,622,829

   Commissions on premiums and annuity considerations (direct
     business only)                                                     2,299,427      4,386,056
   General insurance expenses                                           2,764,925      2,499,933
   Insurance taxes, licenses and fees, excluding federal
     income taxes                                                         436,437        384,687
   Net transfers to or (from) Separate Accounts                        (8,673,109)    18,343,971
                                                                      -----------    -----------

   Total benefits and expenses                                         30,291,390     68,237,476
                                                                      -----------    -----------

   Net gain from operations before dividends to policyholders
     and federal income taxes                                           4,371,449      4,749,186

   Federal income taxes incurred (excluding tax on capital gains)       1,331,359      1,239,383
                                                                      -----------    -----------

   Net gain from operations after dividends to policyholders and federal income taxes and before realized capital gains or
     (losses)                                                           3,040,090      3,509,803

   Net realized capital gains or (losses) less capital gains tax
     and transferred to the interest maintenance reserve                  (27,322)        (8,189)
                                                                      -----------    -----------

   NET INCOME                                                         $ 3,012,768    $ 3,501,614
                                                                      -----------    -----------
                                                                      -----------    -----------

                         See notes to unaudited statutory financial statements


                         SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                   STATUTORY STATEMENT OF CHANGES IN CAPITAL STOCK AND SURPLUS


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                          1999           1998
                                                                      -----------    -----------
         CAPITAL AND SURPLUS, BEGINNING OF PERIOD                     $43,171,526    $38,781,183

         Net income                                                     3,012,768      3,501,614

         Change in net unrealized capital gains or (losses)                     0       (100,000)

         Change in non-admitted assets and related items                  (56,229)        33,523

         Change in asset valuation reserve                               (337,276)        40,136

         Dividends to stockholders                                     (6,500,000)    (3,000,000)
                                                                      -----------    -----------

         Net change in capital and surplus for the period              (3,880,737)       475,273
                                                                      -----------    -----------

         CAPITAL AND SURPLUS, END OF PERIOD                           $39,290,789    $39,256,456
                                                                      -----------    -----------
                                                                      -----------    -----------


                        See notes to unaudited statutory financial statements


                            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                    STATUTORY STATEMENTS OF CASH FLOW


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        1999           1998
                                                                    -----------    -----------
     CASH PROVIDED
     Premiums, annuity considerations and deposit funds received    $27,570,486    $65,927,234
     Net investment income received                                   2,785,919      3,678,402
     Fees associated with investment management, administration
       and contract guarantees from Separate Accounts                 3,629,008      3,005,180
     Fee income                                                         409,528        643,870
                                                                    -----------    -----------

     Total receipts                                                  34,394,941     73,254,686
                                                                    -----------    -----------

     Benefits paid                                                   33,669,022     49,741,163


     Insurance expenses and taxes paid                                5,288,855      7,492,376

     Net cash transfers to (from) separate accounts                  (6,402,364)    23,286,208

     Federal income tax payments (excluding tax on capital gains)     1,557,359      1,663,383
                                                                    -----------    -----------

     Total payments                                                  34,112,872     82,183,130
                                                                    -----------    -----------

     Net cash from operations                                           282,069     (8,928,444)

     Proceeds from long-term investments sold, matured or repaid
       (after deducting taxes on capital gains of $45,641 for
         1999, and $160,617 for 1998)                                23,774,248     19,272,450
     Other cash provided                                              3,160,937      1,859,613
                                                                    -----------    -----------

     Total cash provided                                             26,935,185     21,132,063

     CASH APPLIED

     Cost of long-term investments acquired                          15,408,565      6,372,573
     Dividends to stockholders paid                                   6,500,000      3,000,000
     Other cash applied                                                 323,614      1,685,069
                                                                    -----------    -----------

     Total cash applied                                              22,232,179     11,057,642
                                                                    -----------    -----------

     Net change in cash and short-term investments                    4,985,075      1,145,977

     CASH AND SHORT-TERM INVESTMENTS:

     BEGINNING OF PERIOD                                              5,928,556     10,120,237
                                                                    -----------    -----------

     END OF PERIOD                                                  $10,913,631    $11,266,214
                                                                    -----------    -----------
                                                                    -----------    -----------


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

(2) Management and Service Contracts

The Registrant has agreements with Sun Life (Canada) which provide that Sun Life (Canada) will furnish to the Registrant, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $572,000 and $782,000 for the three and six month periods in 1999 and $424,000 and $733,000 for the three and six month periods in 1998, respectively.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations

Net Income

The Registrant had net income of $1,042,000 and $3,013,000 for the three and six month periods ended June 30, 1999, respectively, as compared to $2,067,000 and $3,502,000 for the same periods ended June 30, 1998. The $1,025,000 and $489,000 decrease in earnings for the three and six month periods, respectively, was due primarily to an increase in group death claims from adverse mortality experience and higher general insurance expenses due to the transition of group insurance operations to the Registrant's parent company, offset by higher fee income for appreciating separate account assets.

Income

Total income decreased by $20,161,000 and $38,324,000 for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The decreases were due primarily to the decline in annuity deposit fund sales relating to the dollar cost averaging ("DCA") program of the Registrant's market-value adjusted combination fixed/variable annuity product. Under the DCA program, deposits are made into the fixed portion of the annuity contracts and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. The decline in DCA sales was attributable to the Registrant adhering to the New York State Insurance Department's ("Department") request to limit the DCA crediting rate the Registrant, and its competitors, could offer. The Department recently issued guidelines for enhanced interest rate offerings to New York issued contracts and the Registrant expects to resume offering an enhanced DCA crediting rate by the middle of the third quarter of 1999. During the first half of 1999, the decline in annuity deposit fund sales was also adversely impacted by the implementation, in November 1998, of the Department's Regulation 60, which governs replacement sales. Also contributing to the decline in income for the three and six month periods ended June 30, 1999, were decreases in net investment income due to a decline in general account invested assets, the result of fixed annuity maturities exceeding fixed annuity sales. Group life and accident and health premiums increased between periods as a result of the continued growth of the Registrant's group business while fee income increased from market appreciation on separate account assets.


Benefits and Expenses

Policyholder benefits increased by $1,304,000 and decreased by $9,159,000 for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in benefits during the three month period was due primarily to an increase in death benefits on group life insurance policies and a smaller decrease in annuity reserves from fewer annuity surrenders. The year-to-date decrease in benefits was due primarily to lower surrender benefits, the result of fewer maturing annuity contracts and the effects of Regulation 60 (discussed above), offset by an increase in death benefits.

Commissions, general expenses and taxes, licenses and fees decreased by $656,000 and $1,770,000 for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. Commissions decreased as a result of a decline in annuity deposit fund sales while general expenses and taxes, licenses and fees increased primarily a result of higher allocated expenses from parent and an increase in insurance department exam fees, respectively. The decrease in net transfers to separate accounts was due directly to lower variable annuity sales.

Capital and Surplus

The total capital stock and surplus position of the Registrant at June 30, 1999, was $39.3 million. A cash dividend of $6.5 million was paid to its immediate parent Sun Life Assurance Company of Canada (U.S.). The Registrant's management considers its surplus position to be adequate.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)

Year 2000 Compliance

During the fourth quarter of 1996, the Registrant's ultimate parent, Sun Life Assurance Company of Canada ("SLOC"), began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. SLOC created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Registrant's senior management on a monthly basis. In addition, SLOC's Year 2000 project is periodically reviewed by internal and external auditors.

To date, all relevant systems have been identified and their components inventoried, needed resolutions have been documented, timelines and project plans have been developed, remediation and testing are in process. 98% of the components have been remediated, tested and based on those tests have been certified as Year 2000 compliant. The majority of the remaining components are in the testing phase and will be certified over the course of the year.

In mid-1997, the project team contacted all key vendors to obtain their representation that the products and services provided will not have a Year 2000 issue. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Registrant's business after the Year 2000.

Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications have been tested. Compliant client server and mainframe environments have been built which allow for testing of critical dates such as December 31,1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to current production.

Although the Registrant will have addressed issues it has found with its systems, there can be no assurance that Year 2000 will not impact the Company's operations. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third-parties whose systems and operations affect the Registrant, and other similar uncertainties. A possible worst-case scenario might include one or more of the Registrant's systems being effected by Year 2000. Such a scenario could result in disruption to the Registrant's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and report accurate data to management, customers, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Registrant's results of operations and financial position.

In order to mitigate the risks to the Registrant of material adverse operational or financial impacts the Year 2000 problem, SLOC has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk . Each business area has identified their critical business processes, developed alternative plans of action where possible and are in the process of refining and testing those alternatives. On the corporate level, SLOC is in the process of enhancing its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors; and it is developing a plan to support those requirements.

As of year-end 1998, the Registrant expended, cumulatively, approximately $222,000 on its Year 2000 effort, and it expects to incur a further $70,000 on this effort in 1999, of which approximately $24,000 was incurred in the six months ended June 30, 1999.

                 Sun Life Insurance and Annuity Company of New York
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (continued)


Cautionary Statement

This Form 10-K includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact: they relate to such topics as future product values. Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern among other things:

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

                    Sun Life Insurance and Annuity Company of New York


August 12, 1999          s/  Robert R. Vrolyk
                    -------------------------------------------------------
                    Robert P. Vrolyk, Vice President, Treasurer, Controller and Actuary



August 12, 1999          s/  Ellen B. King
                    -------------------------------------------------------
                    Ellen B. King, Counsel, Litigation and Secretary