Form 10-Q
period 1999-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 1999-11-12
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                        33-01079,33-58482 and
Ended September 30, 1999                      Commission File Number 333-09141
     ------------                                        ------------


               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


     New York                                     04-2845273
-------------------------------------   ---------------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


122 East 42nd Street, Suite 1900       New York, NY              10017
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 922-9242
-------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


                                      NONE
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes |X| No |_|
      (2) Yes |X| No |_|


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                                      INDEX



                                                                      PAGE
                                                                     NUMBER

 PART I:   Financial Information

  Item 1: Financial Statements (Unaudited):*

       Statutory Statements of Admitted Assets, Liabilities
         and Capital Stock and Surplus
         September 30, 1999 and December 31, 1998                      3

       Statutory Statements of Operations -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     4

       Statutory Statements of Operations -
         Three  Months Ended
         September 30, 1999 and September 30, 1998                     5

       Statutory Statements of Capital Stock and Surplus -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     6

       Statutory Statements of Cash Flows -
         Nine Months Ended
         September 30, 1999 and September 30, 1998                     7

       Notes to Unaudited Statutory Financial Statements               8

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   9


PART II:  Other Information

  NONE


*The Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus at December 31, 1998 have been taken from the audited statutory financial statements at that date. All other statements are unaudited.

                          ITEM 1. FINANCIAL STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND CAPITAL STOCK AND
SURPLUS


                                                                                       SEPTEMBER 30,             DECEMBER 31,
     ADMITTED ASSETS                                                                        1999                     1998
                                                                                    ---------------------    ---------------------
     GENERAL ACCOUNT ASSETS:
     Bonds                                                                          $         58,557,802      $        57,916,869
     Mortgage loans on real estate                                                            11,569,491               17,657,672
     Properties acquired in satisfaction of debt                                                       0                1,755,854
     Policy loans                                                                                609,988                  625,023
     Cash and short-term investments                                                           6,898,178                5,928,556
     Life insurance premiums and annuity considerations due & uncollected                      1,583,136                  667,087
     Accident and health premiums due and unpaid                                                 314,446                  156,493
     Investment income due and accrued                                                         1,145,648                  780,020
     Other assets                                                                              1,145,974                  183,602
                                                                                    ---------------------    ---------------------

     General account  assets                                                                  81,824,663               85,671,176

     SEPARATE ACCOUNT ASSETS:
      Unitized                                                                               535,155,925              527,942,310
      Non-unitized                                                                            91,111,896              100,064,243
                                                                                    ---------------------    ---------------------

     Total admitted assets                                                          $        708,092,484      $       713,677,729
                                                                                    =====================    =====================

     LIABILITIES
     GENERAL ACCOUNT LIABILITIES:
     Aggregate reserve for life policies and contracts                              $         23,276,543      $        22,578,780
     Aggregate reserve for accident and health policies                                        8,374,000                7,830,000
     Policy and contract claims                                                                2,686,695                2,174,704
     Liability for premium and other deposit funds                                            18,747,468               20,807,840
     Interest maintenance reserve                                                                568,707                  830,941
     Commissions to agents due or accrued                                                        458,846                  374,826
     General expenses due or accrued                                                             452,818                  369,524
     Transfers from Separate Accounts due or accrued                                        (18,450,255)             (15,992,081)
     Taxes, licenses and fees due or accrued                                                      90,800                   64,813
     Federal income taxes due or accrued                                                         557,000                  700,000
     Asset valuation reserve                                                                   1,239,246                1,047,787
     Payable to parent, subsidiaries and affiliates                                            2,136,665                1,218,745
     Other liabilities                                                                           838,339                  684,361
                                                                                    ---------------------    ---------------------

     General account liabilities                                                              40,976,872               42,690,240

     SEPARATE ACCOUNT LIABILITIES:
      Unitized                                                                               534,958,702              527,751,720
      Non-unitized                                                                            91,111,896              100,064,243
                                                                                    ---------------------    ---------------------

     Total liabilities                                                                       667,047,470              670,506,203
                                                                                    ---------------------    ---------------------

     CAPITAL STOCK AND SURPLUS

     Capital stock - Par value $1,000;
     Authorized, issued and outstanding;
         2,000 shares                                                                          2,000,000                2,000,000
                                                                                    ---------------------    ---------------------

     Gross paid in and contributed surplus                                                    29,500,000               29,500,000
     Group life contingency reserve fund                                                         973,824                  812,391
     Unassigned funds                                                                          8,571,190               10,859,135
                                                                                    ---------------------    ---------------------
     Total surplus                                                                            39,045,014               41,171,526
                                                                                    ---------------------    ---------------------

     Capital stock and surplus                                                                41,045,014               43,171,526
                                                                                    ---------------------    ---------------------

     Total liabilities, capital stock and surplus                                   $        708,092,484      $       713,677,729
                                                                                    =====================    =====================


              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF OPERATIONS


                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
INCOME                                                                                   1999                           1998
                                                                            ------------------------        -----------------------
Premiums and annuity consideration                                          $         14,589,949           $         12,447,299
Deposit-typed funds                                                                   27,312,204                     71,665,126
Net investment income                                                                  3,829,297                      5,020,568
Amortization of interest maintenance reserve                                             194,768                        241,146
Net gain from operations from Separate Accounts                                            6,633                          6,883
Income from fees associated with investment management,
  administration and contract guarantees from Separate Accounts                        5,518,197                      4,616,964
Other income                                                                             680,776                        895,060
                                                                            ------------------------        -----------------------

Total income                                                                          52,131,824                     94,893,046
                                                                            ------------------------        -----------------------

BENEFITS AND EXPENSES

Death benefits                                                              $          5,323,172          $           4,399,737
Annuity benefits                                                                       3,903,244                      4,392,201
Disability benefits and benefits under accident and health policies                    1,015,349                        794,442
Surrender benefits and other fund withdrawals                                         42,744,021                     58,347,106
Interest on policy or contract funds                                                      61,012                         77,672
Increase in aggregate reserves for life and
  accident and health policies and contracts                                           1,241,763                      1,481,167
Decrease in liability for premium and other deposit funds                             (2,060,372)                    (9,670,197)
                                                                            ------------------------        -----------------------

Total benefits                                                                        52,228,189                     59,822,128

Commissions on premiums and annuity considerations (direct business only)              3,330,391                      6,060,140
General insurance expenses                                                             4,664,463                      3,223,021
Insurance taxes, licenses and fees, excluding federal income taxes                       572,198                        528,686
Net transfers to or (from) Separate Accounts                                        (14,725,204)                     18,785,156
                                                                            ------------------------        -----------------------

Total benefits and expenses                                                           46,070,037                     88,419,131
                                                                            ------------------------        -----------------------

Net gain from operations before dividends to policyholders
  and federal income taxes                                                             6,061,787                      6,473,915


Federal income taxes incurred (excluding tax on capital gains)                         1,775,122                      1,447,955
                                                                            ------------------------        -----------------------

Net gain from operations after dividends to policyholders and federal
  income taxes and before realized capital gains or (losses)                           4,286,665                      5,025,960

Net realized capital gains or (losses) less capital gains
  tax and transferred to the interest maintenance reserve                                151,678                       (40,571)
                                                                            ------------------------        -----------------------

NET INCOME                                                                  $          4,438,343          $           4,985,389
                                                                            ========================        =======================


              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                       STATUTORY STATEMENTS OF OPERATIONS


                                                                                               THREE MONTHS     ENDED SEPTEMBER 30,
INCOME                                                                                            1999                  1998
                                                                                            -----------------     -----------------

Premiums and annuity consideration                                                           $     4,770,154      $      4,148,522
Deposit-typed funds                                                                                9,326,541            14,213,902
Net investment income                                                                              1,149,962             1,599,322
Amortization of interest maintenance reserve                                                          59,635                79,321
Net gain from operations from Separate Accounts                                                        2,256                 2,343
Income from fees associated with investment management, administration and                                 0                     0
  contract guarantees from Separate Accounts                                                       1,889,189             1,611,784
Other income                                                                                         271,248               251,190
                                                                                            -----------------     -----------------

Total income                                                                                      17,468,985            21,906,384
                                                                                            -----------------     -----------------

BENEFITS AND EXPENSES

Death benefits                                                                               $     1,736,559      $      1,496,491
Annuity benefits                                                                                   1,202,214             1,658,407
Disability benefits and benefits under accident and health policies                                  368,494               280,090
Surrender benefits and other fund withdrawals                                                     16,116,853            15,074,008
Interest on policy or contract funds                                                                  22,777                38,587
Increase in aggregate reserves for life and accident and health policies and contracts             (252,100)               203,062
Increase in liability for premium and other deposit funds                                          (430,318)           (1,551,346)
                                                                                            -----------------     -----------------

Total benefits                                                                                    18,764,479            17,199,299

Commissions on premiums and annuity considerations (direct business only)                          1,030,964             1,674,084
General insurance expenses                                                                         1,899,538               723,088
Insurance taxes, licenses and fees, excluding federal income taxes                                   135,761               143,999
Net transfers to or (from) Separate Accounts                                                     (6,052,095)               441,185
                                                                                            -----------------     -----------------

Total benefits and expenses                                                                       15,778,647            20,181,655
                                                                                            -----------------     -----------------

Net gain from operations before dividends to policyholders and
  federal income taxes                                                                             1,690,338             1,724,729

Federal income taxes incurred (excluding tax on capital gains)                                       443,763               208,572
                                                                                            -----------------     -----------------

Net gain from operations after dividends to policyholders and federal
  income taxes and before realized capital gains or (losses)                                       1,246,575             1,516,157

Net realized capital gains or (losses) less capital gains tax and transferred
  to the interest maintenance reserve                                                                179,000              (32,382)
                                                                                            -----------------     -----------------

NET INCOME                                                                                   $     1,425,575      $      1,483,775
                                                                                            =================     =================


              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

           STATUTORY STATEMENT OF CHANGES IN CAPITAL STOCK AND SURPLUS


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999                     1998
                                                                  ---------------------    ---------------------

      CAPITAL AND SURPLUS, BEGINNING OF PERIOD                     $        43,171,526      $        38,781,183

      Net income                                                             4,438,343                4,985,389

      Change in net unrealized capital gains or (losses)                             0                (100,181)

      Change in non-admitted assets and related items                          126,604                   47,143

      Change in asset valuation reserve                                      (191,459)                  114,122

      Dividends to stockholders                                            (6,500,000)              (3,000,000)
                                                                  ---------------------    ---------------------

      Net change in capital and surplus for the period                     (2,126,512)                2,046,473
                                                                  ---------------------    ---------------------

      CAPITAL AND SURPLUS, END OF PERIOD                            $       41,045,014       $       40,827,656
                                                                  =====================    =====================


              See notes to unaudited statutory financial statements

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

                      STATUTORY STATEMENTS OF CASH FLOW


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999                     1998
                                                                  ---------------------    ---------------------

CASH PROVIDED

Premiums, annuity considerations and deposit funds received         $      40,742,319        $      89,018,153
Net investment income received                                              3,607,388                4,838,880
Fees associated with investment management, administration and
  contract guarantees from Separate Accounts                                5,518,197                4,616,964
Fee income                                                                    680,776                  895,060
                                                                  ---------------------    ---------------------

Total receipts                                                             50,548,680               99,369,057
                                                                  ---------------------    ---------------------

Benefits paid                                                              52,534,807              113,533,334

Insurance expenses and taxes paid                                           8,373,751               10,013,480

Net cash transfers to (from) separate accounts                            (12,267,030)             (25,468,719)

Federal income tax payments (excluding tax on capital gains)                1,918,122                1,647,955
                                                                  ---------------------    ---------------------

Total payments                                                             50,559,650               99,726,050
                                                                  ---------------------    ---------------------

Net cash from operations                                                      (10,970)              (9,592,921)

Proceeds from long-term investments sold, matured or repaid
  (after deducting taxes on capital gains of $45,351 for 1999,
    and $58,241 for 1998)                                                  37,945,198               25,753,817
Other cash provided                                                         1,544,138                1,268,788
                                                                  ---------------------    ---------------------

Total cash provided                                                        39,489,336               27,022,605

CASH APPLIED

Cost of long-term investments acquired                                     30,788,570               10,511,080
Dividends to stockholders paid                                              6,500,000                3,000,000
Other cash applied                                                          1,222,174                  338,967
                                                                  ---------------------    ---------------------

Total cash applied                                                         38,508,744               13,850,047
                                                                  ---------------------    ---------------------

Net change in cash and short-term investments                                 969,622                3,579,637

CASH AND SHORT-TERM INVESTMENTS:

BEGINNING OF PERIOD                                                         5,928,556               10,120,237
                                                                  ---------------------    ---------------------

END OF PERIOD                                                       $       6,898,178        $      13,699,874
                                                                  =====================    =====================


              See notes to unaudited statutory financial statements

               Sun Life Insurance and Annuity Company of New York
                Notes to Unaudited Statutory Financial Statements


(1)  General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2)  Management and Service Contracts

The Company has agreements with Sun Life Assurance Company of Canada (`SLOC') which provide that SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $810,000 and $1,592,000 for the three and nine month periods in 1999 and $168,000 and $901,000 for the three and nine month periods in 1998, respectively.

               Sun Life Insurance and Annuity Company Of New York
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Cautionary Statement

This Form 10-Q includes forward-looking statements by the Registrant under the Private Securities Legislation Reform Act of 1995. These statements are not matters of historical fact: they relate to such topics as future product values, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern among other things:

- The Company's ability to identify and address Year 2000 issues successfully, in a timely manner, and at a reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address their own Year 2000 issues in a timely manner.
- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
-    Change in interest rates and market conditions.
-    Regulatory and legislative developments.
-    Developments in consumer preferences and behavior patterns.

Net Income

The Company had net income of $1,426,000 and $4,438,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to $1,484,000 and $4,985,000 for the same periods ended September 30, 1998. The $58,000 and $547,000 decrease in earnings for the three and nine month periods, respectively, was due primarily to an increase in group death claims from adverse mortality experience and higher general insurance expenses due to the transition of group insurance operations to the Company's parent company, Sun Life Assurance Company of Canada (U.S.) ("SLUS"), offset by higher fee income for appreciating separate account assets.

Income

Total income decreased by $4,437,000 and $42,761,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. The decreases were due primarily to the decline in annuity deposit fund sales relating to the dollar cost averaging ("DCA") program of the Company's market-value adjusted combination fixed/variable annuity product. Under the DCA program, deposits are made into the fixed portion of the annuity contracts and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. The decline in DCA sales was attributable to the Company adhering to the New York State Insurance Department's ("Department") request to limit the DCA crediting rate the Company, and its competitors, could offer. The Department recently issued guidelines for enhanced interest rate offerings to New York issued contracts and the Company expects to resume offering an enhanced DCA crediting rate during the fourth quarter of 1999. During the first three quarters of 1999, the decline in annuity deposit fund sales was also adversely impacted by the implementation, in November 1998, of the Department's Regulation 60, which governs replacement sales. Also contributing to the decline in income for the three and nine month periods ended September 30, 1999, were decreases in net investment income due to a decline in general account invested assets, the result of fixed annuity maturities exceeding fixed annuity sales. Group life and accident and health premiums increased between periods as a result of the continued growth of the Company's group business while fee income increased from market appreciation on separate account assets.

Benefits and Expenses

Policyholder benefits increased by $1,565,000 and decreased by $7,594,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase in benefits during the three month period was due primarily to an increase in death benefits on group life insurance policies and a smaller decrease in annuity reserves from fewer annuity surrenders. The year-to-date decrease in benefits was due primarily to lower surrender benefits, the result of fewer maturing annuity contracts and the effects of Regulation 60 (discussed above), offset by an increase in death benefits.

Commissions, general expenses and taxes, licenses and fees in total increased by $525,000 and decreased by $1,245,000 for the three and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. Commissions decreased as a result of a decline in annuity deposit fund sales while general expenses increased primarily as a result of higher allocated expenses from SLUS and one time costs associated with the consolidation of the Company's annuity operations to SLUS. The decrease in net transfers to separate accounts was due directly to lower variable annuity sales.

               Sun Life Insurance and Annuity Company of New York
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (continued)


Capital and Surplus

The total capital stock and surplus position of the Company at September 30, 1999, was $41.0 million. Cash dividends of $6.5 million were paid to SLUS during the nine months ended September 30, 1999. The Company's management considers its surplus position to be adequate.


Year 2000 Compliance

The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During the fourth quarter of 1996, the Company, its ultimate parent, and affiliates began a comprehensive analysis of their information technology ("IT") and non-IT systems, including their hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which works with dedicated personnel from all business units and with the legal and audit departments, reports directly to the Company's senior management on a monthly basis. In addition, SLOC's Year 2000 project is periodically reviewed by internal and external auditors.

To date, relevant systems have been identified and their components inventoried, needed resolutions have been documented timelines and project plans have been developed, and remediation and testing are in process of the nearly 2000 systems used by the Company, all of mission critical systems have been assessed, fixed where necessary, tested, and based on these tests, are considered to be year 2000 compliant. The Company regards year 2000 compliance as meaning that its business systems will have passed tests that indicate they will operate accurately before, during and after January 1, 2000 with respect to year 2000 issues. The Company defines mission critical systems as those systems that cannot be unavailable for more than 48 hours without causing major disruption to the business.

In mid-1997, the Company's Year 2000 project team contacted all key vendors to obtain their representation that the products and services provided will not have a Year 2000 issue. Where appropriate, vendor testing has been conducted. In addition, the project team continues to work with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal that these partners will continue to be able to support the Company's business during and after the Year 2000.

Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications have been tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to current production.

Although the Company expects to have addressed Year 2000 issues it has found with its systems before the end of 1999, there can be no assurance that these issues will not impact the Company's operations. Factors giving rise to this uncertainty include possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include one or more of the Company's systems being affected by the Year 2000 problem. Such a scenario could result in disruption to the Company's operations. Consequences of such disruptions could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions, and report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

In order to mitigate the risks to the Company of material adverse operational or financial impacts from the Year 2000 problem, the Company has established contingency planning at the business unit and corporate levels. Each business unit has ranked its applications as being of high, medium or low business risk. Each business unit has identified its critical business processes, developed alternative plans of action where possible, and has conducted walkthroughs of those plans. On the corporate level, the Company has enhanced its business continuation plan, by identifying minimum requirements for facilities, computing, staffing, and other factors, and it is developing a plan to support those requirements.

As of year-end 1998, the Company expended, cumulatively, approximately $220,000 on its Year 2000 effort. The Company expects to incur a further $70,000 on this effort in 1999, of which approximately $43,000 was incurred in the nine months ended September 30, 1999.

PART II:  OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are incorporated by reference unless otherwise indicated:


EXHIBIT NO.
-----------

3 Certificate of Incorporation and by-laws (filed as Exhibit 6 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-4 (Registration No. 333-05037), filed October 14, 1997.

27 FINANCIAL DATA SCHEDULE (filed herewith)

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Sun Life Insurance and Annuity Company of New York


November 12, 1999           /s/  Davey S. Scoon
                            ---------------------------------------------
                            Davey S. Scoon, Vice President Finance,
                            Controller and Treasurer


November 12, 1999           /s/   Steven I. Rosenthal
                            ---------------------------------------------
                            Steven I. Rosenthal, Assistant Vice President
                            and Chief Administrative Officer