Form 10-K
period 1999-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2000-03-21
CIK 779955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended           Commission file numbers
                 DECEMBER 31, 1999                  33-1079, 33-58482
                                                      AND 333-09141

                              -------------------

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          NEW YORK                          04-2845273
          ----------------------------------------     --------------------
              (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)          Identification No.)

                    122 EAST 42ND STREET
                         SUITE 1900
                     NEW YORK, NEW YORK                       10017
                ----------------------------             ---------------
                   (Address of principal
                     executive offices)                     (Zip Code)

       Registrant's telephone number, including area code (212) 922-9242

                              -------------------

           Securities registered pursuant to Section 12(b) of the Act

                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                ON WHICH REGISTERED
          ------------------------------     ------------------------------
                       None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (TITLE OF CLASS)
                              -------------------

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

    Registrant has 2,000 shares of common stock outstanding on March 21, 2000, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    The Company is a stock life insurance company incorporated in the state of New York on May 25, 1983 and currently transacts business only in the State of New York. The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, a stock life insurance company incorporated in Delaware. Effective May 1, 1997, the Company's ultimate parent company, Sun Life Assurance Company of Canada ("SLOC"), established a wholly-owned subsidiary, Sun Life (U.S.) Holdings, Inc. ("Life Holdco"), a Delaware corporation, to serve as the holding company for Sun Life (U.S.). On December 18, 1997, Life Holdco became a wholly-owned subsidiary of Sun Life Assurance Company of Canada-U.S. Operations Holdings, Inc. ("US Holdco"). US Holdco is a wholly-owned subsidiary of SLOC, 150 King Street West, Toronto, Ontario, Canada, a mutual life insurance company incorporated pursuant to an Act of Parliament of Canada. The Company is engaged in the sale of combination fixed and variable annuity contracts, group life and group health insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

ITEM 2.  PROPERTIES.

    The Company owns no properties. During 1998 and 1997, the Company leased two separate facilities for its annuity operations and group sales offices. On February 24, 1999, the Company terminated the lease associated with its annuity operations office as it consolidated the functions performed at this facility with its parent company, Sun Life (U.S.). After the group sales office lease expired in July 1999, the Company entered a five-year lease for a facility that combined its group sales office operation and corporate home office.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is engaged in various kinds of routine litigation which, in management's judgment, is not expected to have a material impact on capital and surplus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted pursuant to Instruction I(2)(c) to Form 10-K.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company is a wholly-owned subsidiary of Sun Life (U.S.) and as such there is no market for its common stock.

    The Company paid a cash dividend of $6,500,000 to its immediate parent, Sun Life (U.S.), on March 29, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

    Omitted pursuant to Instruction I(2)(a) to Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF
  OPERATIONS.

CAUTIONARY STATEMENT

    The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact. This Form 10-K includes forward-looking statements by the Company. These statements relate to such topics as Year 2000 compliance, volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

- Changes in interest rates and market conditions.

- Regulatory and legislative developments.

- The Company's ability to identify and address any remaining Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address any of their own remaining Year 2000 issues in a timely manner.

FINANCIAL CONDITION

    Omitted pursuant to Instruction I(2)(a) to Form 10-K.

RESULTS OF OPERATIONS

    The Company had net income of $4,710,000 for 1999 as compared to $6,685,000 for 1998. The $1,975,000 decrease in net income was due to lower earnings in both its Wealth Management and Protection segments.

    The decline in Wealth Management income was due primarily to an increase in operating expenses as a result of the consolidation of the Company's annuity operation, offset by lower strain from lower than expected annuity sales. During 1999, the Company consolidated its customer service and accounting functions with its parent company, Sun Life (U.S.). One-time charges incurred in connection with this consolidation totaled approximately $800,000 and consisted primarily of: (1) severance and employee benefit costs; (2) termination fee associated with a lease cancellation and; (3) furniture and equipment write-offs. The decline in annuity deposit-type funds in the Wealth Management segment was due to lower sales associated with the Company's dollar cost averaging ("DCA") program. Under the DCA program deposits are made into the fixed portion of the Company's market value adjusted combination fixed/variable annuity contract and receive a more favorable crediting rate for the policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. The decline in 1999 DCA sales was attributable to the Company adhering to the New York State Insurance Department's (the "Department") request to limit the DCA crediting rate the Company, and its competitors, could offer. In November 1999, after the Department issued guidelines to permit New York licensed insurers to offer an enhanced DCA crediting rate, the Company reintroduced the DCA program. Also contributing to lower annuity deposit fund sales was the implementation, in November 1998, of the Department's Regulation 60, which governs replacement sales.

    The decline in Protection income was due to unfavorable group life mortality experience and higher group health reserves from an increase in group long-term disability claims experience.

    The total capital stock and surplus position of the Company at December 31, 1999, was $41,346,000. Cash dividends of $6,500,000 million were paid to its parent company, Sun Life (U.S.) during 1999. The Company's management considers its surplus position to be adequate.

YEAR 2000 COMPLIANCE

    The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

    During the fourth quarter of 1996, the Company, its ultimate parent, Sun Life Assurance Company of Canada ("SLOC"), and affiliates began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. SLOC created a full-time Year 2000 project team in early 1997 to manage this endeavor across all affiliates. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to SLOC's senior management on a monthly basis. In addition, SLOC's Year 2000 project was periodically reviewed by internal and external auditors.

    Relevant systems were identified and their components inventoried, needed resolutions were documented, timelines and project plans were developed, remediation and testing were completed. All of the Company's critical systems were assessed, fixed where necessary, tested, and, based on those tests, are considered to be Year 2000 compliant. The company regards Year 2000 compliance as meaning that its business systems will have passed tests that indicate they will operate accurately before, during, and after January 1, 2000 with respect to Year 2000 issues.

    In mid-1997, the project team contacted all key vendors to obtain their representation that the products and services provided would not have a Year 2000 issue. Where appropriate, vendor testing was conducted. In addition, the project team worked with critical business partners, such as third-party administrators, investment property managers, investment mortgage correspondents, and others, with the goal of verifying that these partners would continue to be able to support the Company's business during and after the Year 2000.

    Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications, were tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000, and March 1, 2000 without impact to the Company's production environment.

    The Company has completed an assessment of its systems, and has not identified any significant Year 2000 problems. No material problems were encountered on key dates including December 31, 1999, January 1, 2000,
January 31, 2000, and February 28, 2000 through March 1, 2000. Although we continue to be free of any Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however, there can be no assurance that a Year 2000 issue will not arise. Factors giving rise to this uncertainty include possible loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruptions could include, among other possiblities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

    In order to mitigate the risks to the Company of material adverse operational or financial impacts from the Year 2000 problem, the Company established contingency planning at the business unit and corporate levels. Each business unit ranked its applications as being of high, medium or low business risk, identified its critical business processes, developed alternative plans of action where possible, and conducted walkthroughs of those plans. On the corporate level, the Company enhanced its business continuation plan by identifying minimum requirements for facilities, computing, staffing, and other factors and developed a plan to support those requirements.

    As of year-end 1999, the Company expended, cumulatively, approximately $288,000 ($67,000 in 1999) on its Year 2000 effort.

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

TYPES OF MARKET RISKS

    The Company's stringent underwriting standards and practices have resulted in high-quality portfolios and have the effect of limiting credit risk. It is the Company's policy, for example, not to purchase below-investment-grade securities. Also, as a matter of investment policy, the Company assumes no foreign currency or commodity risk, nor does it assume equity price risk except to the extent that it holds real estate in its portfolios. The management of interest rate risk exposure is discussed below.

INTEREST RATE RISK MANAGEMENT

    The Company's fixed interest rate liabilities are primarily supported by well-diversified portfolios of fixed interest rate investments. All of these fixed interest rate investments are held for other than trading purposes and can include publicly issued and privately placed bonds and commercial mortgage loans. Public bonds can include Treasury bonds, corporate bonds, and money market instruments. The Company's fixed income portfolios also hold securitized assets, including mortgage-backed securities ("MBS") and asset-backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. In portfolios backing interest-sensitive liabilities, the Company's policy is to limit MBS holdings to less than 10% of total portfolio assets. In all portfolios, the Company restricts MBS investments to pass-through securities issued by U.S. government agencies and to collateralized mortgage obligations, which are expected to exhibit relatively low volatility. The Company does not engage in leveraged transactions and it does not invest in the more speculative forms of these instruments such as the interest-only, principal-only, inverse floater, or residual tranches.

    Changes in the level of domestic interest rates affect the market value of fixed interest rate assets and liabilities. Segments whose liabilities mainly arise from the sale of products containing interest rate guarantees for certain terms are sensitive to changes in interest rates. In these segments, the Company uses "immunization" strategies, which are specifically designed to minimize the loss from wide fluctuations in interest rates. The Company supports these strategies using analytical and modeling software acquired from outside vendors.

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

    Liabilities categorized as financial instruments and held in the Company's general account at December 31, 1999 had a fair value of $25.7 million. Fixed income investments supporting those liabilities had a fair value of $73.0 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1999. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $.6 million and the corresponding assets would show a net decrease of $2.1 million.

    By comparison, liabilities categorized as financial instruments and held in the Company's general account at December 31, 1998 had a fair value of $29.2 million. Fixed income investments supporting those liabilities had a fair value of $82.3 million at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets at December 31, 1998. The analysis showed that if there were an immediate increase of 100 basis points in interest rates, the fair value of the liabilities would show a net decrease of $.7 million and the corresponding assets would show a net decrease of $2.4 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1999 AND 1998

                                                                 1999                 1998
                                                                 ----                 ----
ADMITTED ASSETS
    Bonds                                                    $ 59,215,128         $ 57,916,869
    Mortgage loans on real estate                               8,659,610           17,657,672
    Properties acquired in satisfaction of debt                        --            1,755,854
    Policy loans                                                  537,976              625,023
    Cash and short-term investments                             6,261,102            5,928,556
    Life insurance premiums and annuity considerations due
     and uncollected                                            2,168,135              667,087
    Accident and health premiums due and unpaid                   579,460              156,493
    Receivable from parent and affiliates                         621,625                   --
    Investment income due and accrued                             795,075              780,020
    Federal income tax recoverable                                520,467                   --
    Other assets                                                  235,655              183,602
                                                             ------------         ------------
    General account assets                                     79,594,233           85,671,176
    Separate account assets
      Unitized                                                632,350,720          527,942,310
      Non-unitized                                             94,061,504          100,064,243
                                                             ------------         ------------
    Total admitted assets                                    $806,006,457         $713,677,729
                                                             ============         ============
LIABILITIES
    Aggregate reserve for life policies and contracts        $ 21,762,306         $ 22,578,780
    Aggregate reserve for accident and health policies          9,251,000            7,830,000
    Policy and contract claims                                  2,182,472            2,174,704
    Liability for premium and other deposit funds              18,048,656           20,807,840
    Interest maintenance reserve                                  553,770              830,941
    Commissions to agents due or accrued                          449,213              374,826
    General expenses due or accrued                               580,432              369,524
    Transfers from Separate Accounts due or accrued           (17,043,885)         (15,992,081)
    Taxes, licenses and fees due or accrued                       100,000               64,813
    Federal income taxes due or accrued                                --              700,000
    Asset valuation reserve                                     1,210,107            1,047,787
    Payable to parent, subsidiaries, and affiliates                    --            1,218,745
    Other liabilities                                           1,353,930              684,361
                                                             ------------         ------------
    General account liabilities                                38,448,001           42,690,240
    Separate account liabilities:
      Unitized                                                632,150,968          527,751,720
      Non-unitized                                             94,061,504          100,064,243
                                                             ------------         ------------
    Total liabilities                                         764,660,473          670,506,203
                                                             ------------         ------------
CAPITAL STOCK AND SURPLUS
    Common capital stock                                        2,000,000            2,000,000
                                                             ------------         ------------
    Gross paid in and contributed surplus                      29,500,000           29,500,000
    Group life contingency reserve fund                         1,035,323              812,391
    Unassigned funds                                            8,810,661           10,859,135
                                                             ------------         ------------
    Total surplus                                              39,345,984           41,171,526
                                                             ------------         ------------
    Capital stock and surplus                                  41,345,984           43,171,526
                                                             ------------         ------------
    Total Liabilities, Capital Stock and Surplus             $806,006,457         $713,677,729
                                                             ============         ============

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATUTORY STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                               1999          1998          1997
                                               ----          ----          ----
 INCOME:
     Premiums and annuity considerations   $ 19,152,409  $ 16,979,974  $ 16,013,160
     Deposit-type funds                      39,510,208    84,013,114   115,692,429
     Net investment income                    5,170,881     6,397,852     8,824,668
     Amortization of interest maintenance
      reserve                                   254,220       319,812       519,001
     Net gain from operations from
      Separate Accounts                           9,162         9,115         8,743
     Income from fees associated with
      investment management,
      administration and contract
      guarantees from Separate Accounts       7,470,958     6,262,374     4,707,296
     Other income                               938,657     1,179,261       657,755
                                           ------------  ------------  ------------
     Total Income                            72,506,495   115,161,502   146,423,052
                                           ------------  ------------  ------------
 BENEFITS AND EXPENSES:
     Death benefits                           7,357,222     6,237,281     4,916,746
     Annuity benefits                         5,238,282     5,758,805     5,439,091
     Disability benefits and benefits
      under accident and health policies      1,351,989     1,094,851       939,635
     Surrender benefits and other fund
      withdrawals                            59,018,693    73,863,143    79,016,904
     Interest on policy or contract funds        82,760       101,516        75,069
     Increase in aggregate reserves for
      life and accident and health
      policies and contracts                    604,526       620,154     5,199,040
     Decrease in liability for premium
      and other deposit funds                (2,759,184)  (10,533,414)  (30,405,893)
                                           ------------  ------------  ------------
     Total Benefits                          70,894,288    77,142,336    65,180,592
     Commissions on premiums and annuity
      considerations (direct business
      only)                                   4,712,712     4,850,390     5,582,738
     General insurance expenses               6,372,100     7,017,562     7,687,478
     Insurance taxes, licenses and fees,
      excluding federal income taxes            742,992       709,440       788,386
     Net transfers to (from) Separate
      Accounts                              (16,002,095)   16,673,071    61,695,832
                                           ------------  ------------  ------------
     Total Benefits and Expenses             66,719,997   106,392,799   140,935,026
                                           ------------  ------------  ------------
     Net gain from operations before
      federal income taxes                    5,786,498     8,768,703     5,488,026
     Federal income taxes incurred
      (excluding tax on capital gains)        1,228,004     2,070,545     2,315,259
                                           ------------  ------------  ------------
     Net gain from operations after
      federal income taxes and before
      realized capital gains                  4,558,494     6,698,158     3,172,767
     Net realized capital (losses) gains
      less capital gains tax and
      transferred to the interest
      maintenance reserve                       151,678       (13,249)      183,262
                                           ------------  ------------  ------------
 NET INCOME                                $  4,710,172  $  6,684,909  $  3,356,029
                                           ============  ============  ============

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CHANGES IN CAPITAL STOCK AND SURPLUS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                  1999                1998                1997
                                                  ----                ----                ----
Capital and surplus, Beginning of year         $43,171,526         $38,781,183         $34,802,643
                                               -----------         -----------         -----------
Net income                                       4,710,172           6,684,909           3,356,029
Change in net unrealized capital gains                  --             359,000             138,000
Change in nonadmitted assets and
  related items                                    126,606              47,886             (14,391)
Change in asset valuation reserve                 (162,320)            298,548             498,902
Dividend to stockholder                         (6,500,000)         (3,000,000)                 --
                                               -----------         -----------         -----------
Net change in capital and surplus for
  the year                                      (1,825,542)          4,390,343           3,978,540
                                               -----------         -----------         -----------
Capital and surplus, End of year               $41,345,984         $43,171,526         $38,781,183
                                               ===========         ===========         ===========

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) STATUTORY STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                1999          1998          1997
                                                ----          ----          ----
 Cash Provided:
   Premiums, annuity considerations and
     deposit funds received                 $ 57,235,427  $101,168,181  $138,347,877
   Net investment income                       5,324,547     6,731,025     9,707,801
   Fees associated with investment
     management, administration and
     contract guarantees from Separate
     Accounts                                  7,470,958     6,262,374     4,707,296
   Fee income                                    938,659     1,179,261       657,755
                                            ------------  ------------  ------------
 Total receipts                               70,969,591   115,340,841   153,420,729
                                            ------------  ------------  ------------
   Benefits paid                              73,041,178    86,793,629   122,170,301
   Insurance expenses and taxes paid          11,229,543    12,819,426    13,540,362
   Net cash transfers to (from) Separate
     Accounts                                (14,950,291)   25,441,094    41,721,173
   Federal income tax payments (excluding
     tax on capital gains)                     1,928,000     2,370,545     1,715,259
                                            ------------  ------------  ------------
 Total payments                               71,248,430   127,424,694   179,147,095
                                            ------------  ------------  ------------
 Net cash used in operations                    (278,839)  (12,083,853)  (25,726,366)
                                            ------------  ------------  ------------
   Proceeds from long-term investments
     sold, matured or repaid (after
     deducting taxes on capital gains of
     $81,675 for 1999, $135,651 for 1998
     and $222,860 for 1997)                   47,042,986    37,410,774    59,132,310
   Other cash provided                           717,427       813,054       325,543
                                            ------------  ------------  ------------
 Total cash provided                          47,760,413    38,223,828    59,457,853
                                            ------------  ------------  ------------
 Cash Applied:
   Cost of long-term investments acquired    (37,498,243)  (26,671,265)  (27,369,138)
   Other cash applied                         (9,650,785)   (3,660,391)     (857,106)
                                            ------------  ------------  ------------
 Total cash applied                          (47,149,028)  (30,331,656)  (28,226,244)
 Net change in cash and short-term
 investments                                     332,546    (4,191,681)    5,505,243
 Cash and short-term investments:
 Beginning of year                             5,928,556    10,120,237     4,614,994
                                            ------------  ------------  ------------
 End of year                                $  6,261,102  $  5,928,556  $ 10,120,237
                                            ============  ============  ============

                  SEE NOTES TO STATUTORY FINANCIAL STATEMENTS.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuities, group life and group long-term disability insurance. The parent company, Sun Life Assurance Company of Canada (U.S.) ("Sun Life (U.S.)"), is ultimately a wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC)"), a mutual life insurance company.

The Company, which is domiciled in the State of New York, prepares its financial statements in accordance with statutory accounting practices prescribed or permitted by the State of New York Insurance Department. Prescribed accounting practices include practices described in a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted accounting practices encompass all accounting practices not so prescribed. The permitted accounting practices adopted by the Company are not material to the financial statements. Prior to 1996, statutory accounting practices were recognized by the insurance industry and the accounting profession as generally accepted accounting principles ("GAAP") for mutual life insurance companies and stock life insurance companies wholly owned by mutual life insurance companies. In April 1993, the Financial Accounting Standards Board ("FASB") issued an interpretation (the "Interpretation") that became effective in 1996, which has changed the previous practice of mutual life insurance companies (and stock life insurance companies that are wholly owned subsidiaries of mutual life insurance companies) with respect to utilizing statutory basis financial statements for general purposes, in that it will no longer allow such financial statements to be described as having been prepared in conformity with GAAP. Consequently, these financial statements prepared in conformity with statutory accounting practices as described above, vary from and are not intended to present the Company's financial position, results of operations or cash flow in conformity with GAAP. (See Note 17 for further discussion relative to the Company's basis of financial statement presentation.) The effects on the financial statements of the variances between the statutory basis of accounting and GAAP, although not reasonably determinable, are presumed to be material.

INVESTED ASSETS

Bonds are carried at cost adjusted for amortization of premium or accrual of discount. Mortgage loans acquired at a premium or discount are carried at amortized values and other mortgage loans at the amounts of the unpaid balances. Real estate investments are carried at the lower of cost, adjusted for accumulated depreciation, or appraised value less encumbrances. Short-term investments are carried at amortized cost, which approximates fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally forty to fifty years.

POLICY AND CONTRACT RESERVES

The reserves for life insurance and annuity contracts are computed in accordance with presently accepted actuarial standards, and are based on actuarial assumptions and methods (including use of published mortality tables and prescribed interest rates) which produce reserves at least as great as those required by law and contract provisions.

INCOME AND EXPENSES

For group life, group long-term disability and annuity contracts, premiums are recognized as revenues over the premium paying period, whereas commissions and other costs applicable to the acquisition of new business are charged to operations as incurred.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
SEPARATE ACCOUNTS

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

Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value as determined by the quoted market prices of the underlying investments.

Gains (losses) from mortality experience and investment experience of the separate accounts, not applicable to contract owners, and accrued expense allowances recognized in reserves are receivable from or payable to the general account. Accumulated amounts that have not been transferred are recorded as payable (receivable) to (from) the general account. Transfers from separate accounts due or accrued amounted to $17,044,000 in 1999 and $15,992,000 in 1998.

CHANGES IN ACCOUNTING PRINCIPLES AND REPORTING

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

OTHER

Preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to amounts as presented in the current year.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.  BONDS
Investments in debt securities are as follows:

                                                                    DECEMBER 31, 1999
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                       (IN 000'S)
Long-term bonds:
    United States Government and government
     agencies and authorities                         $ 6,148       $13        $  (171)     $ 5,990
    Public utilities                                    8,765         7           (391)       8,381
    Transportation                                      3,521        --            (16)       3,505
    Finance                                             7,742        --           (183)       7,559
    All other corporate bonds                          33,039        69         (1,379)      31,729
                                                      -------       ---        -------      -------
        Total long-term bonds                          59,215        89         (2,140)      57,164
Short-term bonds -- U.S. Treasury Bills, bankers
  acceptances and commercial paper                      6,958        --             --        6,958
                                                      -------       ---        -------      -------
Total bonds                                           $66,173       $89        $(2,140)     $64,122
                                                      =======       ===        =======      =======

                                                                    DECEMBER 31, 1998
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                       ----        -----        ------       -----
                                                                       (IN 000'S)
Long-term bonds:
    United States Government and government
     agencies and authorities                         $16,153      $  319        $(31)      $16,441
    Public utilities                                   11,353         213         (16)       11,550
    Transportation                                      2,553          19          --         2,572
    Finance                                             6,260         122          (9)        6,373
    All other corporate bonds                          21,598         430         (37)       21,991
                                                      -------      ------        ----       -------
        Total long-term bonds                          57,917       1,103         (93)       58,927
Short-term bonds -- U.S. Treasury Bills, bankers
  acceptances and commercial paper                      5,258          --          --         5,258
                                                      -------      ------        ----       -------
Total bonds                                           $63,175      $1,103        $(93)      $64,185
                                                      =======      ======        ====       =======

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.  BONDS (CONTINUED):
The amortized cost and estimated fair value of debt securities at December 31, 1999 are shown below by contractual maturity.Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call and/or prepayment penalties.

                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                                ----      ----------
                                                                    (IN 000'S)
Maturities are:
    Due in one year or less                                    $12,010     $12,001
    Due after one year through five years                       21,833      21,766
    Due after five years through ten years                      19,002      17,447
    Due after ten years                                          6,211       5,873
                                                               -------     -------
        Subtotal                                                59,056      57,087
    Mortgage-backed securities                                   7,117       7,035
                                                               -------     -------
Total bonds                                                    $66,173     $64,122
                                                               =======     =======

Proceeds from sales and maturities of investments in debt securities during 1999, 1998 and 1997 were $35,978,000, $29,068,000 and $42,986,000, gross gains of $192,000, $407,000 and $395,000 and gross losses of $395,000, $2,000 and
$40,000, respectively.

A bond, included above, with an amortized cost of approximately $405,000 and $404,000 at December 31, 1999 and 1998, respectively, was on deposit with the Superintendent of Insurance of the State of New York as required by law.

3.  MORTGAGE LOANS
The Company invests in commercial first mortgage loans throughout the United States. The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgment, the mortgage loans' values are impaired, appropriate losses are recorded.

The following table shows the geographical distribution of the mortgage loan portfolio at December 31:

                                                                1999       1998
                                                                ----       ----
                                                                  (IN 000'S)
California                                                     $  582    $ 3,421
Florida                                                           733        777
Massachusetts                                                      --      1,090
New York                                                        1,413      2,868
Ohio                                                            1,271      1,291
All other                                                       4,661      8,211
                                                               ------    -------
                                                               $8,660    $17,658
                                                               ======    =======

As of December 31, 1999 and 1998, the Company had no restructured mortgage loans.

The Company has no outstanding mortgage loan commitments on real estate.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4.  INVESTMENT GAINS (LOSSES)

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                    ----          ----          ----
                                                                               (IN 000'S)
Realized capital gains (losses):
  Bonds                                                             $  2          $  7          $(99)
  Mortgage loans                                                     (27)           (8)           (6)
  Real estate                                                        177           (12)          288
                                                                    ----          ----          ----
                                                                    $152          $(13)         $183
                                                                    ====          ====          ====
Changes in unrealized capital gains on mortgage loans               $ --          $359          $138
                                                                    ====          ====          ====

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an interest maintenance reserve ("IMR") and amortized into income over the remaining contractual life of the security sold. The net realized capital gains (losses) credited to the IMR were $(35,000), $408,000 and $355,000 in 1999, 1998 and
1997, respectively. All gains are transferred net of applicable income taxes.

5.  NET INVESTMENT INCOME
Net investment income consisted:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                        (IN 000'S)
Interest income from bonds                                     $4,108     $4,570     $5,622
Interest income from mortgage loans                             1,370      1,926      3,279
Real estate investment income                                      --         22        483
Other investment income                                            43        125        170
                                                               ------     ------     ------
Gross investment income                                         5,521      6,643      9,554
Investment expenses                                               350        245        729
                                                               ------     ------     ------
Net investment income                                          $5,171     $6,398     $8,825
                                                               ======     ======     ======

6.  REINSURANCE
The Company has agreements with SLOC which provide that SLOC will reinsure the mortality and morbidity risks of the group life insurance contracts and group long-term disability contracts issued by the Company. Under these agreements basic death benefits and long-term disability benefits are reinsured on a yearly renewable term basis. The agreements provide that SLOC will reinsure the mortality risks in excess of $50,000 per policy for group life insurance contracts and $4,000 per policy per month for the group long-term disability contracts ceded by the Company. For the years ended December 31, 1998 and 1997, the agreements provided that SLOC would reinsure $3,000 per policy per month for the group long-term disability contracts ceded by the Company. Reinsurance transactions under these agreements had the effect of increasing (decreasing) income from operations by $(169,000), $(771,000) and $139,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

The group life and long-term disability reinsurance agreements require that the reinsurer provide funds in amounts equal to the reserves ceded.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  REINSURANCE (CONTINUED):
The following are summarized pro forma results of operations of the Company for the years ended December 31, 1999, 1998 and 1997 before the effect of reinsurance transactions with SLOC:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
                                                                        (IN 000'S)
Income:
Premiums, annuity deposits and other revenues                 $71,099    $105,728   $142,915
Net investment income and realized gains                        5,323       6,718      9,343
                                                              -------    --------   --------
Subtotal                                                       76,422     112,446    152,258
                                                              -------    --------   --------

Benefits and expenses:
Policyholder benefits                                          74,539      79,918    101,371
Other expenses                                                 (4,225)     22,988     45,538
                                                              -------    --------   --------
Subtotal                                                       70,314     102,906    146,909
                                                              -------    --------   --------
Income from operations                                        $ 6,108    $  9,540   $  5,349
                                                              =======    ========   ========

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event SLOC is unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.

7. WITHDRAWAL CHARACTERISTICS OF ANNUITY ACTUARIAL RESERVES AND DEPOSIT LIABILITIES
Withdrawal characteristics of general account and separate account annuity reserves and deposits:

                                                                DECEMBER 31, 1999
                                                              ---------------------
                                                               AMOUNT    % OF TOTAL
                                                              --------   ----------
                                                                   (IN 000'S)
Subject to discretionary withdrawal with adjustment:
    With market value adjustment                              $ 90,735       12.2
    At book value less surrender charges (surrender charge >
     5%)                                                         6,221        0.8
    At book value (minimal or no charge or adjustment)         626,008       84.1
Not subject to discretionary withdrawal provision               21,252        2.9
                                                              --------     ------
Total annuity actuarial reserves and deposit liabilities      $744,216      100.0
                                                              ========     ======

                                                                DECEMBER 31, 1998
                                                              ---------------------
                                                               AMOUNT    % OF TOTAL
                                                              --------   ----------
                                                                   (IN 000'S)
Subject to discretionary withdrawal:
    With market value adjustment                              $ 98,744       15.2
    At book value less surrender charges (surrender charge >
     5%)                                                         7,108        1.1
    At book value (minimal or no charge or adjustment)         523,814       80.5
Not subject to discretionary withdrawal provision               20,709        3.2
                                                              --------     ------
Total annuity actuarial reserves and deposit liabilities      $650,375      100.0
                                                              ========     ======

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  SEGMENT INFORMATION
The Company offers financial products and services such as fixed and variable annuities, group life insurance and group long-term disability protection. Within these areas, the Company conducts business principally in two operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing related activities.

The Wealth Management segment markets and administers individual variable and fixed annuity products, including market value adjusted annuities, while the Protection segment markets and administers group life insurance and group long-term disability products.

The following amounts pertain to the various business segments:

                                                                             FEDERAL          TOTAL
                                    TOTAL          TOTAL         PRETAX       INCOME     GENERAL ACCOUNT
                                   REVENUES     EXPENDITURES     INCOME       TAXES          ASSETS
                                 ------------   ------------   ----------   ----------   ---------------
    1999:
Wealth Management                $ 53,466,000   $ 50,636,000   $2,830,000   $  155,000     $ 37,356,000
Protection                         16,550,000     15,914,000      636,000      237,000       17,025,000
Corporate                           2,490,000        170,000    2,320,000      836,000       25,213,000
                                 ------------   ------------   ----------   ----------     ------------
    Total:                       $ 72,506,000   $ 66,720,000   $5,786,000   $1,228,000     $ 79,594,000
                                 ============   ============   ==========   ==========     ============
      1998:
Wealth Management                  97,936,000     92,889,000    5,047,000      449,000       36,148,000
Protection                         15,155,000     13,251,000    1,904,000      654,000       14,685,000
Corporate                           2,071,000        253,000    1,818,000      968,000       34,838,000
                                 ------------   ------------   ----------   ----------     ------------
    Total:                       $115,162,000   $106,393,000   $8,769,000   $2,071,000     $ 85,671,000
                                 ============   ============   ==========   ==========     ============
      1997:
Wealth Management                 130,926,000    127,120,000    3,806,000    1,803,000       43,799,000
Protection                         12,623,000     13,791,000   (1,168,000)    (406,000)      10,706,000
Corporate                           2,874,000         24,000    2,850,000      918,000       46,273,000
                                 ------------   ------------   ----------   ----------     ------------
    Total:                       $146,423,000   $140,935,000   $5,488,000   $2,315,000     $100,778,000
                                 ============   ============   ==========   ==========     ============

9.  RETIREMENT PLANS
The Company participates with SLOC and Sun Life (U.S.) in a noncontributory defined benefit pension plan covering essentially all employees. The benefits are based on years of service and compensation.

The funding policy for the pension plan is to contribute an amount, which at least satisfies the minimum amount required by ERISA; currently the plan is fully funded. The Company is charged for its share of the pension cost based upon its covered participants. Pension plan assets consist principally of separate accounts of SLOC.

The Company's share of the group's accrued pension cost at December 31, 1999, 1998 and 1997 was $338,000, $275,000 and $211,000, respectively. The Company's share of net periodic pension cost was $63,000, $65,000 and $33,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company also participates with SLOC, Sun Life (U.S.) and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. The Company matches, up to specified amounts, employees' contributions to the plan. Company contributions were $26,000, $30,000 and $28,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9.  RETIREMENT PLANS (CONTINUED):
OTHER POSTRETIREMENT BENEFIT PLANS

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

The Company records an accrual of the estimated cost of retiree benefit payments during the years the employee provides services, and amortizes an obligation of approximately $50,000 over a period of ten years. The Company's cash flows are not affected by implementation of this standard, but implementation decreased net income by $9,000, $6,000 and $16,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's postretirement health, dental and life insurance benefits currently are not funded.

The following table sets forth the change in the pension and other postretirement benefit plans' benefit obligations and assets as well as the plans' funded status reconciled with the amount shown in the Company's statutory financial statements at December 31:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                    (IN 000'S)
Change in benefit obligation:
    Benefit obligation at beginning of year          $110,792   $ 79,684   $ 10,419   $  9,845
    Service cost                                        5,632      4,506        413        240
    Interest cost                                       6,952      6,452        845        673
    Actuarial (gain) loss                             (21,480)    21,975      1,048        308
    Benefits paid                                      (2,376)    (1,825)      (508)      (647)
                                                     --------   --------   --------   --------
Benefit obligation at end of year                    $ 99,520   $110,792   $ 12,217   $ 10,419
                                                     ========   ========   ========   ========
The Company's share:
    Benefit obligation at beginning of year          $    515   $    269   $     21   $     89
    Benefit obligation at end of year                     577        515         30         21
Change in plan assets:
    Fair value of plan assets at beginning of year   $151,575   $136,610   $     --   $     --
    Actual return on plan assets                        9,072     16,790         --         --
    Employer contribution                                  --         --        508        647
    Benefits paid                                      (2,376)    (1,825)      (508)      (647)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year             $158,271   $151,575   $     --   $     --
                                                     ========   ========   ========   ========

Funded status                                        $ 58,752   $ 40,783   $(12,217)  $(10,419)
Unrecognized net actuarial gain (loss)                (20,071)    (2,113)     1,469        586
Unrecognized transition obligation (asset)            (22,617)   (24,674)       140        185
Unrecognized prior service cost                         7,081      7,661         --         --
                                                     --------   --------   --------   --------
Prepaid (accrued) benefit cost                       $ 23,145   $ 21,657   $(10,608)  $ (9,648)
                                                     ========   ========   ========   ========

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9.  RETIREMENT PLANS (CONTINUED):

                                                       PENSION BENEFITS       OTHER BENEFITS
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
                                                                     (IN 000'S)
The Company's share of accrued
    benefit cost                                      $   (338)  $   (275)  $    (50)  $   (41)
                                                      ========   ========   ========   =======
Weighted-average assumptions as of
  December 31:
    Discount rate                                        7.50%      6.75%      7.50%     6.75%
    Expected return on plan assets                       8.75%      8.00%        N/A       N/A
    Rate of compensation increase                        4.50%      4.50%        N/A       N/A
Components of net periodic benefit cost:
    Service cost                                      $  5,632   $  4,506   $    413   $   239
    Interest cost                                        6,952      6,452        845       673
    Expected return on plan assets                     (12,041)   (10,172)        --        --
    Amortization of transition obligation (asset)       (2,056)    (2,056)        45        45
    Amortization of prior service cost                     580        580         --        --
    Recognized net actuarial (gain) loss                  (554)      (677)       164       (20)
                                                      --------   --------   --------   -------
    Net periodic benefit cost                         $ (1,487)  $ (1,367)  $  1,467   $   937
                                                      ========   ========   ========   =======
The Company's share of net periodic
    benefit cost                                      $     63   $     65   $      9   $     6
                                                      ========   ========   ========   =======

For measurement purposes, a 10.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 (5.6% for dental benefits). The rates were assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                                 INCREASE             DECREASE
                                                            ------------------   ------------------
                                                                          (IN 000'S)
Effect on total of service and interest cost components           $  288              $  (518)
Effect on postretirement benefit obligation                       $2,754              $(2,279)

10. FAIR VALUE OF FINANCIAL STATEMENTS
The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998:

                                                      1999                         1998
                                           ---------------------------  ---------------------------
                                           CARRYING AMOUNT  FAIR VALUE  CARRYING AMOUNT  FAIR VALUE
                                           ---------------  ----------  ---------------  ----------
                                                                  (IN 000'S)
ASSETS:
Bonds (including short-term)                   $66,173        $64,122       $63,175        $64,185
Mortgages                                        8,660          8,876        17,658         18,157
Policy loans                                       538            538           625            625

LIABILITIES:
Individual annuities                           $26,561        $25,696       $29,724        $29,212

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. FAIR VALUE OF FINANCIAL STATEMENTS (CONTINUED):
The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

The fair values of short-term bonds are estimated to be the amortized cost. The fair values of long-term bonds which are publicly traded are based upon market prices or dealer quotes. For privately placed bonds, fair values are estimated by taking into account prices for publicly traded bonds of similar credit risk, maturity, repayment and liquidity characteristics.

The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The fair values of policy loans approximate carrying amounts.

The fair values of the Company's general account insurance reserves and liabilities under investment-type contracts (insurance and annuity contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated fair value.

11. STATUTORY INVESTMENT VALUATION RESERVES
The asset valuation reserve ("AVR") provides a reserve for losses from investments in bonds, mortgage loans, real-estate and other invested assets with related increases or decreases being recorded directly to surplus.

Realized capital gains and losses on bonds and mortgages which relate to changes in levels of interest rate risk are charged or credited to an Interest Maintenance Reserve and amortized into income over the remaining contractual life of the security sold.

The table shown below presents changes in the major elements of the AVR and IMR:

                                                                     1999                  1998
                                                              -------------------   -------------------
                                                                AVR        IMR        AVR        IMR
                                                                ---        ---        ---        ---
                                                                             (IN 000'S)
Balance, beginning of year                                     $1,048      $831      $1,346      $886
Net realized capital (losses) gains, net of tax                   152       (21)        (13)      265
Amortization of net investment gains                               --      (256)         --      (320)
Unrealized investment gains                                        --        --         359        --
Required by formula                                                10        --        (644)       --
                                                               ------      ----      ------      ----
Balance, end of year                                           $1,210      $554      $1,048      $831
                                                               ======      ====      ======      ====

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES
Activity in the liability for unpaid claims and claim adjustment expense is summarized below (in 000's).

                                                                1999       1998       1997
                                                              --------   --------   --------
Balance, January 1                                            $11,770    $10,239    $ 6,129
Claims incurred                                                10,700      8,491      9,008
Claims paid                                                    (8,751)    (6,960)    (4,898)
                                                              -------    -------    -------
Balance, December 31                                          $13,719    $11,770    $10,239
                                                              =======    =======    =======

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12. LIABILITY FOR UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES (CONTINUED):
The information presented above includes unpaid benefit claims and claim adjustment expenses for the group life and group long-term disability contracts. As of December 31, 1999 and 1998, the unpaid claims and claim adjustment liability for these contracts is included in aggregate reserves.

13. FEDERAL INCOME TAXES
The Company files a consolidated federal income tax return with Sun Life (U.S.) and other affiliates. Federal income taxes are calculated as if the Company filed a return as a separate company. No provision is recognized for timing differences, which may exist between financial statement and taxable income. Such differences include reserves, depreciation and accrual of market discount on bonds. The Company made cash payments to Sun Life (U.S.) of $2,521,000, $2,506,000 and $1,938,000 during 1999, 1998 and 1997, respectively.

14. LEASE COMMITMENTS
Prior to 1999, the Company leased two separate facilities for its annuity operations and group sales offices. Both leases commenced in March 1994. During 1999, the Company terminated its lease at its annuity operations facility as it consolidated the functions performed at this facility with its parent company, Sun Life (U.S.). The group sales office lease expired in July 1999 and was renewed in August 1999 for a five year term. The total lease obligations are $1,098,000 through the end of the lease term. Rent expense under these leases in 1999, 1998 and 1997 amounted to $426,000, $344,000, and $348,000, respectively.

15. TRANSACTIONS WITH AFFILIATES
The Company has agreements with SLOC which provide that SLOC will furnish to the Company, as requested, personnel as well as certain investment, actuarial and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $2,045,000 in 1999, $1,037,000 in 1998 and $1,155,000 in 1997.

Cash dividends may be paid out of that part of the Company's available and accumulated surplus funds, which was derived from realized net operating profits of its business and realized capital gain. A cash dividend otherwise lawful may be paid out of such earned surplus even though total surplus is at the time less than previously contributed or paid-in surplus. No cash dividend shall be paid to stockholder unless a notice of the intention of the Board of Directors to declare such dividend and the amount thereof shall have been filed with the Superintendent of Insurance of the State of New York not less than thirty days in advance of such proposed declaration, nor if the Superintendent within thirty days after such filing gives written notice to the Company of his disapproval of such payment. Stock dividends may be paid out of any available surplus funds.

The maximum amount of dividends, which can be paid by the Company without prior approval of the Insurance Commissioner of the State of New York, is subject to restrictions relating to statutory surplus. A dividend in the amount of $3,000,000 was declared and paid during 1998 by the Company to Sun Life (U.S.). In 1999, a dividend in the amount of $6,500,000 was declared, approved by the Board of Directors, and paid by the Company to Sun Life (U.S.).

16. RISK-BASED CAPITAL
Effective December 31, 1993, the NAIC adopted risk-based capital requirements for life insurance companies. The risk-based capital requirements provide a method for measuring the minimum acceptable amount of adjusted capital that a life insurer should have, as determined under statutory accounting practices, taking into account the risk characteristics of its investments and products. The Company has met the minimum risk-based capital requirements at December 31, 1999 and 1998.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Wholly-owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO STATUTORY FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

17. COMMITMENTS AND CONTINGENT LIABILITIES
The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company incurred guaranty fund assessments of approximately $26,000, $114,000, and $99,000 in 1999, 1998 and 1997, respectively.

18. ACCOUNTING POLICIES AND PRINCIPLES
The financial statements of the Company have been prepared on the basis of statutory accounting practices which, prior to 1996, were considered by the insurance industry and the accounting profession to be in accordance with GAAP for mutual life insurance companies. The primary differences between statutory accounting and GAAP are described as follows. Statutory accounting practices do not recognize the following assets or liabilities, which are reflected under
GAAP: deferred acquisition costs, deferred federal income taxes and statutory non admitted assets. AVR and IMR are established under statutory accounting practices but not under GAAP. Methods for calculating real estate depreciation and investment valuation allowances differ under statutory accounting practices and GAAP. Premiums for investment-type products are recognized as income for statutory purposes and as deposits to policyholders' accounts for GAAP. Investments in fixed maturity securities classified as available-for-sale are carried at aggregate fair value with changes in unrealized gains and losses reported net of taxes in a separate component of stockholder's equity for GAAP and generally at amortized cost under statutory accounting practices.

19. CONSOLIDATION OF CERTAIN OPERATIONS AND ACCOUNTING FUNCTIONS
Effective July 1, 1999, the Company consolidated its customer service and accounting functions, formerly performed at its office at 80 Broad Street in New York, New York, with its parent company, Sun Life (U.S.), based in Wellesley Hills, Massachusetts. In 1999 the Company incurred one-time charges approximating $800,000, which consisted primarily of: (1) severance and employee benefit costs for 18 employees; (2) termination fee associated with canceling its lease at its annuity operations facility; and (3) furniture and equipment write-offs.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

We have audited the accompanying statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York ("the Company") as of December 31, 1999 and 1998, and the related statutory statements of operations, changes in capital stock and surplus, and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described more fully in Notes 1 and 18 to the financial statements, the Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The effects on the financial statements of the differences between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York as of
December 31, 1999 and 1998, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1999 on the basis of accounting described in Notes 1 and 18.

However, because of the differences between the two bases of accounting referred to in the second preceding paragraph, in our opinion, the statutory financial statements referred to above do not present fairly, in conformity with generally accepted accounting principles, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 1999 and 1998 or the results of its operations or its cash flow for each of the three years in the period ended December 31, 1999.

DELOITTE & TOUCHE LLP
February 10, 2000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
DISCLOSURE.

    No events have occurred which are required to be reported by Item 304 of regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    Omitted pursuant to Instruction I(2)(c) to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    Omitted pursuant to Instruction I(2)(c) to Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Omitted pursuant to Instruction I(2)(c) to Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted pursuant to Instruction I(2)(c) to Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Financial statements (set forth in Item 8):

       -- Statutory Statements of Admitted Assets, Liabilities and Capital Stock and Surplus as of December 31, 1999 and December 31, 1998.

       -- Statutory Statements of Operations for each of the three years ended
          December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Changes in capital Stock and Surplus for each of the threee years ended December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Statutory Statements of Cash Flow for each of the threee years ended
          December 31, 1999, December 31, 1998 and December 31, 1997.

       -- Notes to Statutory Financial Statements, Years Ended December 31,
          1999, 1998 and 1997.

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                   SCHEDULE I
          SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                                                                            AMOUNT AT WHICH SHOWN IN
                TYPE OF INVESTMENT                    COST       VALUE         THE BALANCE SHEET
--------------------------------------------------  --------   ----------   ------------------------
                                                               (IN 000'S)
Bonds:
    United States government and government
     agencies and authorities                       $ 6,148      $ 5,990            $ 6,148
Public utilities                                      8,765        8,381              8,765
Transportation                                        3,521        3,505              3,521
Finance                                               7,742        7,559              7,742
All other corporate bonds                            33,039       31,729             33,039
                                                    -------      -------            -------
    Total bonds                                      59,215      $57,164             59,215
                                                    -------      -------            -------
Mortgage loans                                        8,660                           8,660
Real estate                                               0                               0
Policy loans                                            538                             538
Short-term investments                                6,958                           6,958
                                                    -------                         -------
    Total investments                               $75,371                         $75,371
                                                    =======                         =======

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                  SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION
                                   (IN 000'S)

                                                           FUTURE POLICY BENEITS,     OTHER POLICY
                                                             LOSSES, CLAIMS AND        CLAIMS AND
SEGMENT                                                        LOSS EXPENSES        BENEFITS PAYABLE
-------                                                    ----------------------   ----------------
PROTECTION
1999                                                                13,883                2,182
1998                                                                11,270                2,175
WEALTH MANAGEMENT
1999                                                                35,179                   --
1998                                                                39,947                   --
CORPORATE
1999                                                                    --                   --
1998                                                                    --                   --

                                                                      BENEFITS CLAIMS,       OTHER
                                        PREMIUM     NET INVESTMENT       LOSSES, AND       OPERATING
                                        REVENUE       INCOME (1)     SETTLEMENT EXPENSES   EXPENSES
                                       ----------   --------------   -------------------   ---------
PROTECTION
1999                                       15,720           798              11,127           4,787
1998                                       14,283           872               8,974           4,262
1997                                       11,991           632               9,861           3,930
WEALTH MANAGEMENT
1999                                       42,943         1,430              43,765           6,852
1998                                       86,710         3,784              84,841           8,062
1997                                      127,470         5,838             119,405          10,105
CORPORATE
1999                                           --         3,197                  --             188
1998                                           --         2,070                  --             253
1997                                           --         2,874                  --              24

(1) Net investment income is allocated based on segmented assets by line of business.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                  SCHEDULE VI
                             SUMMARY OF REINSURANCE

                                                          GROSS      CEDED TO OTHER
                                                          AMOUNT       COMPANIES      NET AMOUNT
                                                        ----------   --------------   ----------
                                                                       (IN 000'S)
1999
Life Insurance in Force                                 $5,115,435     $1,027,292     $4,088,143
Premiums
  Life Insurance                                            14,682          2,924         11,758
  Accident and Health                                        4,818            856          3,962
                                                        ----------     ----------     ----------
Total Premiums                                          $   19,500     $    3,780     $   15,720
                                                        ==========     ==========     ==========

1998
Life Insurance in Force                                 $4,544,991     $1,010,872     $3,534,119
Premiums
  Life Insurance                                            13,576          2,723         10,853
  Accident and Health                                        4,254            824          3,430
                                                        ----------     ----------     ----------
Total Premiums                                          $   17,830     $    3,547     $   14,283
                                                        ==========     ==========     ==========

1997
Life Insurance in Force                                 $4,113,017     $  879,923     $3,233,094
Premiums
  Life Insurance                                            11,759          2,379          9,380
  Accident and Health                                        3,677          1,066          2,611
                                                        ----------     ----------     ----------
Total Premiums                                          $   15,436     $    3,445     $   11,991
                                                        ==========     ==========     ==========

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS
Sun Life Insurance and Annuity Company of New York

    We have audited the statutory statements of admitted assets, liabilities and capital stock and surplus of Sun Life Insurance and Annuity Company of New York (wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.)) as of December 31, 1999 and 1998 and the related statutory statements of operations, changes in capital stock and surplus and cash flow for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 10, 2000 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14 (a) 2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information therein set forth.

DELOITTE & TOUCHE LLP
February 10, 2000

(a) 3 AND (c). EXHIBITS:

(b)

    The following Exhibits are incorporated herein by reference:

           EXHIBIT NO.
      ---------------------
                 3               Declaration of Intent and Charter and By-Laws (Filed as Exhibit 6
                                 to Post-Effective Amendment No. 2 to the Registration Statement
                                 on Form N-4 (File No. 333-05037))
                27               Financial Data Schedule (Filed herewith)

(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(d) NO ADDITIONAL FINANCIAL STATEMENTS ARE REQUIRED TO BE FILED.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Sun Life Insurance and Annuity Company
                                        of New York
                                        (Registrant)

                                        By:     /s/ JAMES A. MCNULTY, III

                                        ----------------------------------------
                                                  James A. McNulty, III
                                                        PRESIDENT

                                        Date:         March 21, 2000

                                        ----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ DAVEY S. SCOON           Vice President, Finance,
-----------------------------------    Controller and
          Davey S. Scoon               Treasurer                March 21, 2000

     /s/ JAMES A. MCNULTY III        President and Director
-----------------------------------    (Principal Executive
        James A. McNultyIII            Officer)                 March 21, 2000

        /s/ RICHARD BAILEY           Director
-----------------------------------
          Richard Bailey                                        March 21, 2000

        /s/ GREGORY W. GEE           Director
-----------------------------------
          Gregory W. Gee                                        March 21, 2000

    /s/DONALD B. HENDERSON, JR.      Director
-----------------------------------
     Donald B. Henderson, Jr.                                   March 21, 2000

         /s/ DAVID D. HORN           Director
-----------------------------------
           David D. Horn                                        March 21, 2000

        /s/ JOHN G. IRELAND          Director
-----------------------------------
          John G. Ireland                                       March 21, 2000

     /s/ ANGUS A. MACNAUGHTON        Director
-----------------------------------
       Angus A. MacNaughton                                     March 21, 2000

       /s/ PETER R. O'FLINN          Director
-----------------------------------
         Peter R. O'Flinn                                       March 21, 2000

    /s/ FIORAVANTE G. PERROTTA       Director
-----------------------------------
      Fioravante G. Perrotta                                    March 21, 2000

        /s/ RALPH F. PETERS          Director
-----------------------------------
          Ralph F. Peters                                       March 21, 2000

        /s/ C. JAMES PRIEUR          Director
-----------------------------------
          C. James Prieur                                       March 21, 2000

        /s/S. CAESAR RABOY           Director
-----------------------------------
          S. Caesar Raboy                                       March 31, 2000

       /s/ DONALD A. STEWART         Director
-----------------------------------
         Donald A. Stewart                                      March 21, 2000

       /s/WILLIAM W. STINSON         Director
-----------------------------------
        William W. Stinson                                      March 21, 2000

    /s/FREDERICK B. WHITTEMORE       Director
-----------------------------------
      Frederick B. Whittemore                                   March 21, 2000