Form 10-Q
period 2000-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2000-05-15
CIK 779955

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                       OF THE SECURITIES EXCHANGE ACT 0F 1934





For the Quarterly Period                             Commission File Number
Ended March 31, 2000                                 33-01079,33-58482
                                                     and 333-09141

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


     New York                                     04-2845273
--------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


122 East 42nd Street, Suite 1900       New York, NY             10017
---------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 922-9242
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

INDEX



                                                                      PAGE
                                                                     NUMBER


 PART I:   Financial Information
  Item 1: Unaudited Financial Statements:

       Statements of Income (Unaudited) -
         Three Months Ended
         March 31, 2000 and March 31, 1999                             1


       Balance Sheets (Unaudited) -
         March 31, 2000 and December 31, 1999                          2


       Statements of Comprehensive Income (Unaudited) -
         Three Months Ended
         March 31, 2000 and March 31, 1999                             3


       Statements of Changes in Stockholder's Equity (Unaudited) -
         Three Months Ended
         March 31, 2000 and March 31, 1999                             4


       Statements of Cash Flows (Unaudited) -
         Three Months Ended
         March 31, 2000 and March 31,1999                              5


       Notes to Unaudited Financial Statements                         6

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  15

PART II:  Other Information


  Item 6: Exhibits and Reports on Form 8-K                            22

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                            UNAUDITED          UNAUDITED
                                                              2000               1999
                                                              ----               ----
Revenues

Premiums and annuity considerations                      $         4,311    $         4,481
Net investment income                                              2,822              3,081
Net realized investment gains (losses)                              (124)               532
Fee and other income                                               2,382              1,991
                                                         ---------------    ---------------

Total  revenues                                                    9,391             10,085
                                                         ---------------    ---------------

Benefits and expenses

Policyowner benefits                                               4,564              4,884
Underwriting, acquisition and other operating expenses             1,978              2,121
Amortization of deferred policy acquisition costs                    473                990
                                                         ---------------    ---------------

Total benefits and expenses                                        7,015              7,995
                                                         ---------------    ---------------

Income before income tax expense                                   2,376              2,090

Income tax expense                                                   831                844
                                                         ---------------    ---------------

Net income                                               $         1,545    $         1,246
                                                         ===============    ===============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   UNAUDITED          UNAUDITED
                                ASSETS                                          MARCH 31, 2000    DECEMBER 31, 1999
                                                                                --------------    -----------------
Investments
Fixed maturity securities available for sale at fair value (amortized cost of
$126,320 and $122,748 in 2000 and 1999, respectively)                           $       123,223    $       119,940
Short-term investments                                                                    6,469              7,295
Mortgage loans                                                                           27,057             26,244
Policy loans                                                                                549                538
                                                                                ---------------    ---------------
Total investments                                                                       157,298            154,017

Cash and cash equivalents                                                                 9,781             11,458
Accrued investment income                                                                 2,176              1,871
Deferred policy acquisition costs                                                        28,147             27,893
Oustanding premiums                                                                       1,965              2,747
Other assets                                                                              3,842              4,263
Separate account assets                                                                 658,584            632,351
                                                                                ---------------    ---------------

TOTAL ASSETS                                                                    $       861,793    $       834,600
                                                                                ===============    ===============

                                    LIABILITIES

Future contract and policy benefits                                             $        34,498    $        35,251
Contractholder deposit funds and other policy liabilities                               107,384            108,277
Unearned revenue                                                                             31                 24
Accrued expenses and taxes                                                                1,316                431
Deferred federal income taxes                                                             1,951              1,674
Other liabilities                                                                           100                144
Separate account liabilities                                                            658,584            632,351
                                                                                ---------------    ---------------

Total liabilities                                                                       803,864            778,152
                                                                                ---------------    ---------------

                                STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 2,000 shares authorized;
2,000 shares issued and outstanding                                                       2,000              2,000
Additional paid-in capital                                                               29,500             29,500
Accumulated other comprehensive income                                                   (1,336)            (1,272)
Retained earnings                                                                        27,765             26,220
                                                                                ---------------    ---------------
Total stockholder's equity                                                               57,929             56,448
                                                                                ---------------    ---------------

Total liabilities and stockholder's equity                                      $       861,793    $       834,600
                                                                                ===============    ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                UNAUDITED         UNAUDITED
                                                                                   2000              1999
                                                                                   ----              ----
Net Income                                                                   $         1,545    $         1,246
Other comprehensive income:
   Net change in unrealized holding gains and losses on available for sale
        securities, net of tax                                                           (64)              (758)
  Other                                                                                 --                   (2)
                                                                             ---------------    ---------------
    Other comprehensive income:                                                          (64)              (760)
                                                                             ---------------    ---------------

Comprehensive income                                                         $         1,481    $           486
                                                                             ===============    ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                         Accumulated
                                                        Additional          Other                               Total
                                      Common             Paid-in        Comprehensive         Retained       Stockholder's
                                      Stock              Capital            Income            Earnings          Equity
                                 ---------------    ---------------    ---------------    ---------------   ---------------
Balance at December 31, 1999     $         2,000    $        29,500    $        (1,272)   $        26,220   $        56,448

Comprehensive income:
    Net income                                                                                      1,545             1,545
    Other comprehensive income                                                     (64)                                 (64)
                                 ---------------    ---------------    ---------------    ---------------   ---------------

Balance at March 31, 2000        $         2,000    $        29,500    $        (1,336)   $        27,765   $        57,929
                                 ===============    ===============    ===============    ===============   ===============

Balance at December 31, 1998     $         2,000    $        29,500    $         1,171    $        28,265   $        60,936

Comprehensive income:
    Net income                                                                                      1,246             1,246
    Other comprehensive income                                                    (760)                                (760)
    Dividends to stockholder                                                                       (6,500)           (6,500)
                                 ---------------    ---------------    ---------------    ---------------   ---------------

Balance at March 31, 1999        $         2,000    $        29,500    $           411    $        23,011   $        54,922
                                 ===============    ===============    ===============    ===============   ===============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                         UNAUDITED         UNAUDITED
                                                                                            2000              1999
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $         1,545    $         1,246
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of discount and premiums                                                        71                 30
      Depreciation and amortization                                                              --                    1
      Net realized (gains) losses on investments                                                  124               (532)
      Interest credited                                                                         1,492              1,546
      Deferred federal income taxes                                                               312                (59)
Changes in assets and liabilities:
      Deferred acquisition costs                                                                  (63)               399
      Outstanding premiums                                                                        783               (158)
      Accrued investment income                                                                  (305)              (396)
      Other assets                                                                                420                147
      Future contract and policy benefits                                                         (17)               122
      Other, net                                                                                  848                  3
                                                                                      ---------------    ---------------

Net cash provided by operating activities                                                       5,210              2,349
                                                                                      ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales, maturities and repayments of:
        Available-for-sale fixed maturities                                                     9,262             21,909
        Mortgages loans                                                                         1,587              2,362
      Purchases of:
        Available-for-sale fixed maturities                                                   (13,030)           (12,913)
        Mortgage loans                                                                         (2,400)
        Real estate                                                                                 -                 (2)
      Net change in policy loans                                                                  (11)                 6
      Net change in short term investments                                                        826                638
                                                                                      ---------------    ---------------

Net cash provided by (used in) investing activities                                            (3,766)            12,000
                                                                                      ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Deposits to contractholder deposit funds                                                  2,697              1,324
      Withdrawals from contractholder deposit funds                                            (5,818)            (8,620)
      Dividends paid to stockholder                                                              --               (6,500)
                                                                                      ---------------    ---------------

Net cash used in financing activities                                                          (3,121)           (13,796)
                                                                                      ---------------    ---------------

Net change in cash and cash equivalents                                                        (1,677)               553

Cash and cash equivalents, beginning of period                                                 11,458              9,384

Cash and cash equivalents, end of period                                              $         9,781    $         9,937
                                                                                      ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid, net of refunds                                               $           520    $          (700)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (A WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      GENERAL - Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuity contracts, as well as group life and disability insurance contracts, in its state of domicile, New York. The parent company, Sun Life Assurance Company of Canada (U.S.) ("Sun Life of Canada (U.S.)"), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. ("SLF"). SLF was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada ("SLOC"), which was the Company's ultimate parent at December 31, 1999.


      BASIS OF PRESENTATION - For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the three months ended March 31, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended March 31, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. See Note 4 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.



      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

      FINANCIAL INSTRUMENTS - In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short term bank participations. All such investments have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.


      INVESTMENTS - The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments of Debt and Equity Securities. At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity or available-for sale. In order for the security to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts. Securities that do not meet this criterion are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported net of taxes in a separate component of stockholder's equity. Fair values are obtained from external market quotations. The Company does not engage in trading activities. All of the Company's fixed maturity securities are available-for-sale. All securities transactions are recorded on a trade date basis.


      Mortgage loans are stated at unpaid principle balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.


      A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price. A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount. Loans are also charged against the allowance when determined to be uncollectible. The allowance is based on a continuing review of the loan portfolio, past loss experience and current economic conditions which may affect the borrower's ability to pay. While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.


      Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value at the time of foreclosure. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. There were no real estate holdings at March 31, 2000 or December 31, 1999.

      Policy loans are carried at the amount of outstanding principal balance not in excess of net cash surrender values of the related insurance policies.

      Investment income is recognized on an accrual basis. Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. When an impairment of a specific investment or a group of investments is determined to be other than temporary, a realized investment loss is recorded. Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

      Interest income on loans is recorded on the accrual basis. Loans are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When a loan is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

      DEFERRED POLICY ACQUISITION COSTS- Acquisition costs consist of commissions, underwriting and other costs which vary with and are primarily related to the production of revenues. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed annually and adjusted retrospectively by a cumulative charge or credit to current operations when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

      Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.


      OTHER ASSETS- Property, equipment, and leasehold improvements which are included in other assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.


      POLICY LIABILITIES AND ACCRUALS- Future contract and policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 5% to 6% for life insurance and 6% to 7% for annuities. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon both the Company's and its affiliates' experience and industry standards. Estimated liabilities are established for group life and health policies that contain experience rating provisions.

      Policyholder contract deposits consist of policy values that accrue to the holders of investment-related products such as deferred annuities and guaranteed investment contracts. The liabilities are determined using the retrospective deposit method and consist of net deposits and investment earnings less administrative charges. The liability is before the deduction of any applicable surrender charges.

      Other policy liabilities include liabilities for policy and contract claims. These amounts consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.


      REVENUE AND EXPENSES -Premiums for traditional individual life and annuity products are considered revenue when due. Premiums related to group life and group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.


      Benefits and expenses, other than deferred policy acquisition costs, related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives. For investment-type contracts, benefits include interest credited to policyholder's accounts and death benefits in excess of account values, which are recognized as incurred.


      INCOME TAXES - The Company files a consolidated federal income tax return with Sun Life of Canada (U.S.) and other affiliates. Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.


      SEPARATE ACCOUNTS -The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.


      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the balance sheet, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.


      In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB SFAS No. 133." SFAS No. 137 delays the effective date of SFAS
      No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the financial statements.


      On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations of the Company.

      On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1, had no material impact on pre-tax income in either three month period.

(2) MANAGEMENT AND SERVICE CONTRACTS


The Company has agreements with Sun Life of Canada (U.S.) and SLOC, which provide that Sun Life of Canada (U.S.) and SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $529,000 and $155,000 for the three month period in 2000 and 1999, respectively.


(3) SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, retirement plan services, life insurance on an individual and group basis, as well as disability insurance on a group basis. Within these areas, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the three operating segments and to engage in other financing related activities.

The Individual Protection segment administers life insurance products sold to individuals under conversions from group policies.


The Group Protection segment markets and administers group life and long-term disability insurance to small and mid-size employers.


The Wealth Management segment markets and administers individual variable annuity products and individual fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

Summarized unaudited financial information by segment is provided in the tables below:


                                                                                                              MARCH 31,
                           PERIOD ENDED MARCH 31, 2000                                                          2000
                                                                                                           ---------------
(IN 000'S)
                             TOTAL                  TOTAL               PRETAX              NET            TOTAL
                           REVENUES             EXPENDITURES            INCOME             INCOME          ASSETS
                         --------------       ------------------      ------------     ---------------     ---------------
Individual Protection           $  119                   $  301         ($   182)             ($ 118)              $1,320
Group Protection                 4,197                    3,251               946                 615              27,844
Wealth Management                4,851                    3,457             1,394                 906             828,452
Corporate                          224                        6               218                 142               4,177
                         --------------       ------------------      ------------     ---------------     ---------------
                  Total        $ 9,391                  $ 7,015            $2,376              $1,545           $ 861,793
                         ==============       ==================      ============     ===============     ===============


                                                                                                             DECEMBER 31,
                                                     PERIOD ENDED MARCH 31, 1999                                 1999
                                                    -----------------------------                        --------------------
(IN 000'S)
                             TOTAL                  TOTAL               PRETAX             NET                  TOTAL
                           REVENUES             EXPENDITURES            INCOME            INCOME               ASSETS
                         --------------       ------------------      ------------     -------------     --------------------
Individual Protection            $ 104                    $  30             $  74              $ 48                   $  483
Group Protection                 4,192                    3,568               624               406                   20,038
Wealth Management                5,139                    4,331               808               514                  791,283
Corporate                          650                       66               584               278                   22,796
                         --------------       ------------------      ------------     -------------     --------------------
                  Total       $ 10,085                  $ 7,995           $ 2,090            $1,246                $ 834,600
                         ==============       ==================      ============     =============     ====================


(4) STATUTORY FINANCIAL INFORMATION


For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the three months ended March 31, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended March 31, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 10K is shown below:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1999


                                                                                       1999
                                                                                   --------------
ADMITTED ASSETS
Bonds                                                                          $      59,215,128
Mortgage loans on real estate                                                          8,659,610
Policy loans                                                                             537,976
Cash and short-term investments                                                        6,261,102
Life insurance premiums and annuity considerations due and uncollected                 2,168,135
Accident and health premiums due and unpaid                                              579,460
Receivable from parent and affiliates                                                    621,625
Investment income due and accrued                                                        795,075
Federal Income Tax Recoverable                                                           520,467
Other assets                                                                             235,655
                                                                                   --------------
General account assets                                                                79,594,233

Separate account assets
 Unitized                                                                            632,350,720
 Non-unitized                                                                         94,061,504
                                                                                   --------------

      TOTAL ADMITTED ASSETS                                                    $     806,006,457

LIABILITIES
Aggregate reserve for life policies and contracts                              $      21,762,306
Aggregate reserve for accident and health policies                                     9,251,000
Policy and contract claims                                                             2,182,472
Liability for premium and other deposit funds                                         18,048,656
Interest maintenance reserve                                                             553,770
Commissions to agents due or accrued                                                     449,213
General expenses due or accrued                                                          580,432
Transfers from Separate Accounts due or accrued                                     (17,043,885)
Taxes, licenses and fees due or accrued                                                  100,000
Asset valuation reserve                                                                1,210,107
Other liabilities                                                                      1,353,930
                                                                                   --------------
General account liabilities                                                           38,448,001

Separate account liabilities:
 Unitized                                                                            632,150,968
 Non-unitized                                                                         94,061,504
                                                                                   --------------
    TOTAL LIABILITIES                                                                764,660,473
                                                                                   --------------

CAPITAL STOCK AND SURPLUS
Common capital stock                                                                   2,000,000
                                                                                   --------------

Gross paid in and contributed surplus                                                 29,500,000
Group life contingency reserve fund                                                    1,035,323
Unassigned funds                                                                       8,810,661
                                                                                   --------------
Total surplus                                                                         39,345,984
Capital stock and surplus                                                             41,345,984
                                                                                   --------------
TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                   $     806,006,457
                                                                                   ==============

The following reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis.

(in thousands)                                            Three months ended March 31,
                                                              2000        1999
Statutory net income                                         $ 1,828     $ 1,970
Adjustments to GAAP for life Insurance companies:
Statutory interest maintenance reserve                           (55)        (76)
Investment income and realized gains                             (94)        632
Policyowner benefits                                            (160)       (939)
Deferred policy acquisition costs                                 63        (399)
Deferred income taxes                                            (30)         59
Other, net                                                        (7)         (1)
                                                             -------     -------
GAAP net income                                              $ 1,545     $ 1,246
                                                             =======     =======


                                                            March 31, 2000          December 31, 1999
Statutory Capital Stock and Surplus                             $ 43,651                 $ 41,346
Adjustments to GAAP for life Insurance companies:
Valuation of investments                                          (2,541)                  (2,185)
Deferred policy acquisition costs                                 28,147                   27,893
Future policy benefits and
         Contractholder deposit funds                            (11,252)                 (10,547)
Deferred income taxes                                             (1,951)                  (1,674)
Statutory interest maintenance
         Reserve                                                     472                      554
Statutory asset valuation reserve                                  1,087                    1,210
Other, net                                                           316                     (149)
                                                                --------                 --------
GAAP equity                                                     $ 57,929                 $ 56,448
                                                                ========                 ========


The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective in 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The changes of codification will not have a material impact on statutory surplus.

(5)      COMMITMENTS AND CONTINGENT LIABILITIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

This Form 10-Q includes forward looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999:

NET INCOME BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment, which is discussed more fully below (in thousands).



                                              2000             1999           $ CHANGE           % CHANGE
WEALTH MANAGEMENT                                $906             $514              $ 392               76%
INDIVIDUAL PROTECTION                            (118)              48               (166)            (346%)
GROUP PROTECTION                                  615              406                209               51%
CORPORATE                                         142              278               (136)             (49%)
                                           -----------       ----------    ---------------    ---------------
                                               $1,545           $1,246              $ 299               24%
                                           ===========       ==========    ===============    ===============




WEALTH MANAGEMENT SEGMENT


The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to upscale consumers in New York, selling individual and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., another subsidiary of Sun Life (U.S.).


Net income increased by $392,000 in 2000 as compared to the same period in 1999 primarily due to the increased volume of variable annuity inforce business. Fee income increased primarily as a result of higher variable annuity account balances. Fee income was higher by approximately $593,000 in 2000. Market appreciation and net deposit activity have been key factors in the growth in the account balances. This growth has generated corresponding increases in fee income, since fees are determined based on the average assets held in these accounts.

Net deposits of annuity products decreased by $8.4 million compared with 1999. The decrease in net deposits results primarily from increases in annuity surrenders in 2000. The surrenders are primarily related to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase. The Company is implementing a conservation program with the aim of improving asset retention.


Total new deposits to fixed and variable annuities also decreased in the first three months of 2000 as compared to the same period in 1999. The Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.


Net investment income and net realized investment gains decreased by $661,000 primarily due to lower net realized capital gains (losses) in 2000 as compared to the same period in 1999.


Underwriting, acquisition and other operating expenses decreased by $138,000 reflecting the decreased volumes of both new business and inforce business.


Amortization of deferred policy acquisition costs decreased by $517,000 reflecting primarily the impact of the increased variable annuity assets due to the significant appreciation during the latter part of 1999 and through the first quarter of 2000.


INDIVIDUAL PROTECTION SEGMENT


The only individual products offered by the Company are from conversions from the group life products. Net income from the Individual Protection segment decreased by $166,000 due to higher death benefits.


GROUP PROTECTION SEGMENT


The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. Net income from the Group Protection segment increased by $209,000 primarily due to favorable claims experience.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

In 2000, income from operations for the Corporate segment decreased by $136,000. This decrease reflected lower net investment income, mainly from lower assets due to dividend payments in 1999 of $6.5 million, and increased operational expenses.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

The Company's total assets comprise those held in its general account and those held in its separate accounts. General account assets support general account liabilities. Separate accounts are investment vehicles for the Company's annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with these choices. Separate account assets are not available to fund the liabilities of the general account.

General account assets increased by less than 1% in 2000 as compared to the same three month period in 1999 and variable separate account assets increased by 4%. This growth in variable accounts relative to the general account reflects two main factors: appreciation of the funds held in the variable separate accounts has exceeded that of the funds held in the general account; and annuity deposits into variable accounts, including transfers under the DCA programs, have increased, while annuity deposits into fixed accounts have slowed. The Company believes this pattern has reflected a shift in the preferences of policyholders, which is largely attributable to the strong performance of equity markets in general and of the Company's variable account funds in particular.


CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas as applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at year-end 1999 and at March 31, 2000.


LIQUIDITY


The Company's liquidity requirements are generally met by funds from operations. The Company's main uses of funds are to pay out death benefits and other maturing insurance and annuity contract obligations; to make pay-outs on contract terminations; to purchase new investments; to fund new business ventures; and to pay normal operating expenditures and taxes. The Company's main sources of funds are premiums and deposits on insurance and annuity products; proceeds from the sales of investments; income from investments; and repayments of investment principal.



In managing its general account assets in relation to its liabilities, the Company has segmented these assets by product or by groups of products. The Company manages each segment's assets based on an investment policy that it has established for that segment. Among other matters, this investment policy considers liquidity requirements and provides cash flow estimates. The Company reviews these policies quarterly.

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total "liquifiable" assets to its total demand liabilities. Liquifiable assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.


OTHER MATTERS


DEMUTUALIZATION


The Company's ultimate parent as of December 31, 1999, Sun Life Assurance Company of Canada ("SLOC") completed its demutualization on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc. ("SLF") is now the ultimate parent of SLOC and the Company. SLF, a corporation organized in Canada, is a reporting company under the Securities Exchange Act of 1934, as amended, with common shares listed on the Toronto, New York, London, and Manila stock exchanges.


YEAR 2000 COMPLIANCE

The statements in this section include "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During the fourth quarter of 1996, the Company, SLOC and affiliates began a comprehensive analysis of its information technology ("IT") and non-IT systems, including its hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project was periodically reviewed by internal and external auditors.

Relevant systems were identified and their components inventoried, needed resolutions were documented, timelines and project plans were developed, and remediation and testing were completed. All of the Company's critical systems were assessed, fixed where necessary, tested, and, based on those tests, are considered to be Year 2000 compliant. The Company regards Year 2000 compliance as meaning that its business systems have passed tests and have operated accurately and will continue to operate accurately after January 1, 2000 with respect to Year 2000 issues.

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

Non-IT applications, including building security, HVAC systems, and other such systems, as well as IT applications, were tested. Compliant client server and mainframe environments were used to allow for testing of critical dates such as December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000 and March 1, 2000 without impact to the Company's production environment.

The Company has completed an assessment of its systems, and has not identified any significant Year 2000 problems. No material problems were encountered on key dates including December 31, 1999, January 1, 2000, January 31, 2000 and February 28, 2000 through March 1, 2000. Although we continue to be free of any Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however there can be no assurance that a year 2000 issue will not arise. Factors giving rise to this uncertainty include loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruption could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

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

As of March 31, 2000, the Company has expended, cumulatively, approximately $288,000 on its Year 2000 effort.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are incorporated by reference unless otherwise indicated:

      EXHIBIT NO.

(3)(i) Declaration of Intent and Charter (filed as Exhibit 6 to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4 (File No. 333-05037))

(3)(ii) By-laws, amended effective as of January 1, 2000 (filed herewith)

(27)    Financial data schedule (filed herewith)


(b) On April 7, 2000, the Company filed a report on Form 8-K describing in Item 5 (Other Events) the demutualization of SLOC.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               Sun Life Insurance and Annuity Company of New York

May 15, 2000                   /s/  Davey S. Scoon
                        ---------------------------------------------
                        Davey S. Scoon, Vice President Finance, Controller and Treasurer



May 15, 2000                   /s/  Michael K. Moran
                        ---------------------------------------------
                        Michael K. Moran, Assistant Vice President Finance

                                     BY-LAWS
                                       OF
               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                                    ARTICLE I

                            MEETINGS OF STOCKHOLDERS

                  Section 1.1 ANNUAL MEETINGS. An annual meeting of stockholders shall be held for the election of directors at such date, time and place, either within or without the State of New York, as may be designated by the Charter or by resolution of the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.

                  Section 1.2 SPECIAL MEETINGS. Special meetings of stockholders for any purpose or purposes, unless otherwise prescribed by law or by the Charter, may be called at such date, time and place, either within or without the State of New York by the Chairman, the Vice Chairman, the President or the Board of Directors and shall be called by the Secretary upon the written request, stating the purpose of the meeting, of stockholders who together own of record 25% of the outstanding stock entitled to vote at such meeting. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice of the meeting.

                  Section 1.3 NOTICE OF MEETINGS. Written notice of annual or special meetings stating the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called shall be given not less than ten nor more than fifty days before the date of the meeting to each stockholder entitled to vote at such meeting.

                  Section 1.4 ADJOURNMENTS. Any annual or special meeting of stockholders may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. Any business which might have been transacted at the original meeting may be transacted at the adjourned meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

                  Section 1.5 QUORUM. Except where otherwise provided by law or the Charter or these by-laws, the holders of a majority of the outstanding shares entitled to vote at the meeting, present in person or represented by proxy, shall constitute a quorum at each meeting of stockholders. In the absence of a quorum the stockholders so present may, by majority vote, adjourn the meeting from time to time in the manner provided by Section 1.4 of these by-laws until a quorum shall be present.

                  Section 1.6 ORGANIZATION. Meetings of stockholders shall be presided over by the Chairman, or in his or her absence by the Vice Chairman, or in his or her absence by the President, or in his or her absence by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or, in the absence of such designation, by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

                  Section 1.7 VOTING; PROXIES; VOTE REQUIRED BY ACTION. Unless otherwise provided in the Charter, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote upon the matter in question for each share of stock having voting power held by such stockholder. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy, but no such proxy shall be voted or acted upon after eleven months from its date unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it (1) states that it is irrevocable and (2) is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing with the Secretary an instrument in writing revoking the proxy or another duly executed proxy bearing a later date. Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors unless the holders of a majority of the outstanding shares entitled to vote thereon present in person or by proxy at such meeting shall so determine. At all meetings of stockholders for the election of directors, a plurality of the votes cast shall be sufficient to elect. All other elections and questions shall, unless otherwise provided by law or the Charter or these by-laws, be decided by the vote of the holders of a majority of the outstanding shares entitled to vote thereon present in person or represented by proxy at the meeting.

                  Section 1.8 FIXING DATE FOR DETERMINATION OF STOCKHOLDERS OF RECORD. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or to receive payment of any dividend or other distribution or allotment of any rights, or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than fifty nor less than ten days before the date of such meeting, nor more than fifty days prior to the taking of any other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                  Section 1.9 LIST OF STOCKHOLDERS ENTITLED TO VOTE. The Secretary shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. Upon the willful neglect or refusal of the directors to produce such a list at any meeting for the election of directors, such directors shall be ineligible for election to any office at such meeting. The stock ledger shall be the only evidence as to stockholders entitled to examine the stock ledger, the list of stockholders or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                  Section 1.10 CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Any action required by law to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of all outstanding stock.

                                   ARTICLE II

                               BOARD OF DIRECTORS

                  Section 2.1 NUMBER AND QUALIFICATIONS OF DIRECTORS. The Board of Directors shall consist of a minimum of thirteen members and a maximum of twenty-five members. At all times, the majority of directors shall be citizens and residents of the United States and no fewer than three thereof shall be residents of the State of New York. No Director shall be less than eighteen years of age. At least one-third of the Directors shall be persons who are not officers or employees of the Corporation or of any entity controlling, controlled by, or under common control with the Corporation and who are not beneficial owners of a controlling interest in the voting stock of the Corporation or any such entity. Subject to such transition rules as may be adopted by the Board of Directors, except for any person who is an employee of the Corporation or its affiliates, no person shall be eligible to stand for election or re-election as a director of the Corporation if that person has reached the age of 70 years at the time of the election or re-election. Directors need not be stockholders.

                  Section 2.2 FILING OF NOTICE OF ELECTION OF DIRECTORS. No election of directors shall be valid unless a copy of the Notice of Election of Directors shall have been filed in the office of the Superintendent of Insurance of the State of New York at least ten days before the date of such election. Whenever any of the directors of the Corporation shall have resigned and successors shall have been elected pursuant to the provisions of these by-laws, such successors shall not take office nor exercise the duties of such office until ten days after written notice of their election shall have been filed in the office of the Superintendent of Insurance of the State of New York.

                  Section 2.3 ELECTION; RESIGNATION; REMOVAL; VACANCIES. The Board of Directors shall consist of the persons whose names are set forth in the Charter of the Corporation until the first annual meeting of stockholders or until successors or additional directors are duly elected and qualified. At each annual meeting of stockholders, the stockholders shall elect directors to hold office until the next succeeding annual meeting or until his or her successor is elected and qualified or until his or her earlier resignation or removal. Any director may resign at any time upon written notice to the Corporation. The stockholders by a majority vote at a meeting may remove any director with or without cause. Any director may be removed by the Board of Directors for cause, at any time, or whenever such action is required by the Superintendent of Insurance of the State of New York. Any vacancy occurring in the Board of Directors may be filled by a majority of the remaining members of the Board of Directors although such majority is less than a quorum or by a plurality of the votes cast at a meeting of stockholders. Each director so elected shall hold office until the next succeeding annual meeting of stockholders or until his or her successor is elected and qualified or until his or her earlier resignation or removal.

                  Section 2.4 POWERS OF DIRECTORS. The business and affairs of the Corporation shall be managed by its Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Charter of the Corporation or by these by-laws directed or required to be exercised or done by the stockholders, including, without limitation, the creation of one or more separate accounts and adoption of rules and regulations providing for the operation and management of any such separate account by a board, committee or other body selected and authorized by such rules and regulations and the provisions of the Charter of the Corporation.

                  Section 2.5 REGULAR MEETINGS. Regular meetings of the Board of Directors may be held without notice at such time and such place within or without the State of New York as the Board of Directors may from time to time determine.

                  Section 2.6 SPECIAL MEETINGS. Special meetings of the Board of Directors may be called at such time and such place within or without the State of New York by the Chairman, the Vice Chairman, the President, by the Secretary or by one-third of the members of the Board of Directors. Reasonable notice of the meeting shall be given by the person or persons calling the meeting.

                  Section 2.7 QUORUM; VOTE REQUIRED FOR ACTION. At all meetings of the Board of Directors a majority of the entire Board shall constitute a quorum for the transaction of business. Except where otherwise provided by law, the Charter or these by-laws, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

                  Section 2.8 ORGANIZATION. Meetings of the Board of Directors shall be presided over by the Chairman, or in his or her absence by the Vice Chairman, or in his or her absence by the President, or in his or her absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

                  Section 2.9 ACTION WITHOUT A MEETING. Unless otherwise restricted by the Charter or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or all regular members of such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

                  Section 2.10 COMMITTEES. The Board of Directors may by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of five or more of the directors of the Corporation. A majority of the members of any such committee shall constitute a quorum of such committee, provided that such quorum contains one or more directors who are neither officers nor salaried employees of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified regular member at any meeting of the committee. In the event a vacancy occurs in the membership of a committee between meetings of the Board of Directors, the Chairman is authorized and empowered to appoint a member of the Board of Directors as a successor member of the committee to serve until the next regular or special meeting of the Board of Directors. Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have power or authority to change the compensation of any director or officer, amend the Charter of the Corporation, adopt any agreement of merger or consolidation, recommend to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets or a dissolution of the Corporation or a revocation of dissolution or amend these by-laws declaring a dividend or other distribution or authorizing the issuance of stock.

                  Section 2.11 COMMITTEE RULES. Except as these by-laws or the Board of Directors otherwise provides, each committee designated by the Board may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article II of these by-laws. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors.

                  Section 2.12 COMPENSATION. The compensation of the members of the Board of Directors shall be authorized by the holders of a majority of the outstanding stock. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE III

                                    OFFICERS


                  Section 3.1 EXECUTIVE OFFICERS; ELECTION; QUALIFICATIONS; TERM OF OFFICE; RESIGNATION; REMOVAL; VACANCIES. The Board of Directors shall choose a President, a Secretary and a Treasurer and such other officers as it shall deem necessary. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his or her election, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Any officer may resign at any time upon written notice to the Corporation. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the Corporation. Except for the offices of President and Secretary any number of offices may be held by the same person. Any vacancy occurring in any office of the Corporation may be filled by the Board of Directors.

                  Section 3.2 COMPENSATION. The remuneration of all officers of the Corporation shall be fixed by the Board of Directors.

                  Section 3.3 CHAIRMAN. The Board of Directors may choose a Chairman from among its members. The Chairman shall preside at all meetings of the Board of Directors and of the stockholders and shall have and may exercise such other powers as the Board of Directors may prescribe from time to time.

                  Section 3.4 VICE CHAIRMAN. The Board of Directors may choose a Vice Chairman from among its members. In the absence of the Chairman, the Vice Chairman shall preside at all meetings of the Board of

Directors and of the stockholders and shall have and may exercise such other powers as the Board of Directors may prescribe from time to time.

                  Section 3.5 PRESIDENT. In the absence of the Chairman and Vice Chairman, the President shall preside at all meetings of the Board of Directors and of the stockholders and shall be the chief executive officer and shall have general charge and supervision of the business of the Corporation. The President shall perform all duties incident to the office of president of a corporation and shall have and may exercise such other powers as the Board of Directors may prescribe from time to time.

                  Section 3.6 VICE PRESIDENT. The Vice President or Vice Presidents, at the request of the President or in his or her absence or during his or her inability to act, shall perform the duties and exercise the functions of the President, and when so acting shall have the powers of the President. If there be more than one Vice President, the Board of Directors may give any of them such further designation as it considers desirable and may determine which one or more of the Vice Presidents shall perform any of such duties or exercise any of such functions; or if such determination is not made by the Board of Directors, the President may make such determination; otherwise any of the Vice Presidents may perform any of such duties or exercise any of such functions. The Vice President or Vice Presidents shall have such other powers and perform such other duties as may be assigned by the Board of Directors or the President.

                  Section 3.7 SECRETARY. The Secretary shall record all proceedings of meetings of the stockholders and Board of Directors and any standing committees thereof in a book to be kept for that purpose. The Secretary shall see that all notices are duly given in accordance with the provisions of these by-laws or as required by law, shall be custodian of the records of the Corporation, and the corporate seal, and shall see that the corporate seal is affixed to all documents the execution of which, on behalf of the Corporation, under its seal, is duly authorized, and when so affixed may attest the same, and, in general, shall perform all duties incident to the office of secretary of a corporation and such other duties as may be assigned by the Board of Directors or the President.

                  Section 3.8 TREASURER. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit or cause to be deposited, in the name of the Corporation, all monies or other valuable effects in such banks, trust companies or other depositories as shall from time to time be selected by or under authority of the Board of Directors; if required by the Board of Directors, he or she shall give a bond for the faithful discharge of his or her duties, with such surety or sureties as the Board of Directors may determine; he or she shall keep or cause to be kept full and accurate records of all receipts and disbursements in books of the Corporation and shall render to the President and to the Board of Directors, whenever requested, an account of the financial condition of the Corporation; and in general he or she shall perform all the duties incident to the office of treasurer of a corporation, and such other duties as may be assigned by the Board of Directors or the President and as may be provided by laws.

                  Section 3.9 OTHER OFFICERS. The Board of Directors may from time to time appoint such other officers as it shall deem necessary and may delegate to them such powers and duties as it may deem desirable.





                                   ARTICLE IV

                                      STOCK

                  Section 4.1 CERTIFICATES; FACSIMILE SIGNATURES. Every holder of stock in the Corporation shall be entitled to have a certificate signed by, or in the name of the Corporation by the President and the Treasurer or the Secretary of the Corporation, certifying the number of shares owned by him or her in the Corporation. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation or its employee. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent, or registrar at the date of issue.

                  Section 4.2 LOST, STOLEN OR DESTROYED STOCK CERTIFICATES; ISSUANCE OF NEW CERTIFICATES. The Corporation may issue a new certificate of stock in the place of any certificate previously issued by the Corporation alleged to have been lost, stolen or destroyed upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed, and the Corporation may require the owner of the lost, stolen or destroyed certificate or such owner's legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

                  Section 4.3 TRANSFER OF STOCK. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer and in accordance with all applicable provisions of law, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                  Section 4.4 REGISTERED STOCKHOLDERS. The Corporation shall be entitled to treat the record holder of any shares of the Corporation as the owner thereof for all purposes, including all rights deriving from such shares, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares, on the part of any other person, whether or not the Corporation shall have either actual or constructive notice thereof.



                                    ARTICLE V

                                  MISCELLANEOUS

                  Section 5.1 FISCAL YEAR. The fiscal year of the Corporation shall be the calendar year.

                  Section 5.2 SEAL. The corporate seal shall have the name of the Corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

                  Section 5.3 MANNER OF GIVING NOTICE. Whenever notice is required to be given to any director or stockholder under the provisions of the law, the Charter or these by-laws, it shall not be construed to mean personal notice but such notice may be given in writing, by mail, addressed to such director or stockholder at his or her address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given when deposited in the United States mail. Notice may also be given by telephone or telegram.

                  Section 5.4 WAIVER OF NOTICE OF MEETINGS OF STOCKHOLDERS, DIRECTORS AND COMMITTEES. Whenever any notice is required to be given under the provisions of the law, the Charter or these by-laws, a written waiver of notice, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the stockholders, directors or members of a committee of the Board of Directors need be specified in any written waiver of notice.

                  Section 5.5 TELEPHONIC MEETINGS PERMITTED. The Board of Directors, or any committee designated by the Board, may meet by means of conference telephone or similar communications equipment whereby all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

                  Section 5.6 INDEMNIFICATION OF DIRECTORS, OFFICERS AND EMPLOYEES. The Corporation may by action of the Board of Directors indemnify to the full extent and in the manner authorized by law any person made or threatened to be made a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he or she, his or her testator or intestate is or was a director, officer or employee of the Corporation or serves or served any other enterprise as a director, officer or employee at the request of the Corporation.

                  Section 5.7 INTERESTED DIRECTORS; QUORUM. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or her or their votes are counted for such purpose, if: (1) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith approves such contract or transaction by a vote sufficient for such purpose without counting the vote or votes of such interested director or directors; or (2) the material facts as to his or her relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair and reasonable as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders. Interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee thereof which authorizes the contract or transaction.

                  Section 5.8 CONFLICTS OF INTEREST. No director, officer or employee of the Corporation shall receive, in addition to his or her fixed salary or compensation, any money or valuable thing, either directly or indirectly, or through any substantial interest in any other corporation or business unit, for negotiating, procuring, recommending or aiding in any purchase or sale of property, or loan, made by the Corporation or any affiliate or subsidiary thereof; nor shall he or she be pecuniarily interested, either as principal, co-principal, agent or beneficiary, either directly or indirectly, or through any substantial interest in any other corporation or business unit, in any such purchase, sale or loan.

                  Section 5.9 FORM OF RECORDS. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

                  Section 5.10 AMENDMENT OF BY-LAWS. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders at any meeting of the stockholders.

                  Section 5.11 DIVIDENDS. Dividends upon the capital stock of the Corporation may be declared by the Board of Directors at any regular or special meeting out of any funds legally available therefor. Cash dividends may be paid out of that part of the Corporation's available and accumulated surplus funds which was derived from realized net operating profits of its business and realized capital gains. A cash dividend otherwise lawful may be paid out of such earned surplus even though total surplus is at the time less than previously contributed or paid in surplus. Stock dividends may be paid out of any available surplus funds. No cash dividend shall be paid to stockholders unless a notice of the intention of the Board of Directors to declare such dividend and the amount thereof shall have been filed with the Superintendent of Insurance of the State of New York not less than thirty days in advance of such proposed declaration, nor if the Superintendent within thirty days after such filing gives written notice to the Corporation of his disapproval of such payment.

                  Section 5.12 EXECUTION OF INSTRUMENTS. Except as otherwise provided in these by-laws, all deeds, mortgages, bonds, contracts, policies, reports, documents and other instruments may be executed on behalf of the Corporation by the President or any Vice President or by any other officer or other person or persons authorized to act in such manner, whether by law, the Charter, these by-laws, or any general or special authorization of the Board of Directors. The corporate seal may be affixed and attested by the Secretary or other officer or person or persons authorized by the Board of Directors.

                  Section 5.13 FACSIMILE SIGNATURES. Any policy, insurance contract, annuity contract, contract of deposit, premium receipt, dividend notice or endorsement or amendment of any such instrument may be signed by means of an engraved, lithographed or otherwise mechanically produced facsimile of the signature of the President, Secretary or other person or persons as may be designated for this purpose by resolution of the Board of Directors, and the execution by the Corporation of any such instrument so signed shall be as valid and binding upon the Corporation as though manual signatures of the authorized officers had been used in the signing thereof. If any officer whose facsimile signature has been used as above provided has ceased to hold office prior to the delivery of the instrument, the instrument may nevertheless be issued and delivered by the Corporation and shall be valid and binding on the Corporation.

                  Section 5.14 DISBURSEMENT OF FUNDS. All checks, drafts or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                  Section 5.15 VOTING STOCK IN OTHER CORPORATIONS. Unless otherwise ordered by the Board of Directors, the Chairman, the President, or any Vice President shall have the full power and authority to attend and act and vote at any meeting of stockholders of any Corporation in which the Corporation may hold stock, and the Chairman, the President, or any Vice President of the Corporation may execute proxies authorizing designated persons to vote shares of stock of other corporations standing in the name of the Corporation.