Form 10-Q/A
period 2000-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2000-05-16
CIK 779955

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

ITEM 6. Exhibits and Reports on Form 8-K

The following exhibits are incorporated by reference unless otherwise indicated:

EXHIBIT NO.

(3)(i) Declaration of Intent (filed as Exhibit 6 to Post-Effective Amendment No. 2 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4 (File No. 333-05037))

          Charter, amended as of January 13, 2000 (filed herewith)

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