Form 10-Q
period 2000-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2000-08-14
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT 0F 1934


For the Quarterly Period                             Commission File Number
Ended June 30, 2000                                  33-01079,33-58482
                                                     and 333-09141

        SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
      (Exact name of registrant as specified in its charter)


     New York                                     04-2845273
---------------------------------------- --------------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


122 East 42nd Street, Suite 1900       New York, NY             10017
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

                                      INDEX

                                                                      PAGE
                                                                     NUMBER

 PART I:   Financial Information
  Item 1: Unaudited Financial Statements:

       Statements of Income (Unaudited) -
          Six Months Ended
          June  30, 2000 and June 30, 1999                              1

       Statements of Income (Unaudited) -
          Three Months Ended
          June  30, 2000 and June 30, 1999                              2

       Balance Sheets -
          June 30, 2000 (Unaudited) and December 31, 1999 (Audited)     3

       Statements of Comprehensive Income (Unaudited) -
          Six Months Ended
          June 30, 2000 and June 30, 1999                               4

       Statements of Changes in Stockholder's Equity (Unaudited) -
          Six Months Ended
          June 30, 2000 and June 30, 1999                               5

       Statements of Cash Flows (Unaudited) -
          Six Months Ended
          June 30, 2000 and June 30,1999                                6

       Notes to Unaudited Financial Statements                          7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   18

PART II:  Other Information


  Item 6: Exhibits and Reports on Form 8-K                             24

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                     UNAUDITED             UNAUDITED
                                                                       2000                  1999
                                                                       ----                  ----
Revenues

Premiums and annuity considerations                                $      8,948      $      9,589
Net investment income                                                     5,775             6,016
Net realized investment gains (losses)                                     (244)              612
Fee and other income                                                      4,985             4,036
                                                                   ------------      ------------
Total  revenues                                                          19,464            20,253
                                                                   ------------      ------------
Benefits and expenses

Policyowner benefits                                                      9,811            10,883
Underwriting, acquisition and other operating expenses                    4,172             4,304
Amortization of deferred policy acquisition costs                         2,973             1,550
                                                                   ------------      ------------
Total benefits and expenses                                              16,956            16,737
                                                                    ------------     ------------
Income before income tax expense                                          2,508             3,516

Income tax expense                                                          878             1,153
                                                                   ------------      ------------
Net income                                                         $      1,630      $      2,363
                                                                   ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                      UNAUDITED       UNAUDITED
                                                                         2000            1999
                                                                        ----            ----
Revenues

Premiums and annuity considerations                                $       4,637     $    5,108
Net investment income                                                      2,953          2,935
Net realized investment gains (losses)                                      (120)            80
Fee and other income                                                       2,603          2,045
                                                                   -------------     ----------
Total  revenues                                                           10,073         10,168
                                                                   -------------     ----------
Benefits and expenses

Policyowner benefits                                                       5,247          5,999
Underwriting, acquisition and other operating expenses                     2,194          2,183
Amortization of deferred policy acquisition costs                          2,500            560
                                                                   -------------     ----------
Total benefits and expenses                                                9,941          8,742
                                                                   -------------     ----------
Income before income tax expense                                             132          1,426

Income tax expense                                                            47            309
                                                                   -------------     ----------
Net income                                                         $          85     $    1,117
                                                                   =============     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            UNAUDITED           UNAUDITED
                                ASSETS                                    JUNE 30, 2000     DECEMBER 31, 1999
                                                                          -------------     -----------------
Investments
Fixed maturity securities available for sale at fair value (amortized
cost of $119,865 and $122,748 in 2000 and 1999, respectively)             $     116,469       $    119,940
Short-term investments                                                            3,458              7,295
Mortgage loans                                                                   26,731             26,244
Policy loans                                                                        516                538
                                                                          -------------       ------------
Total investments                                                               147,174            154,017

Cash and cash equivalents                                                        15,053             11,458
Accrued investment income                                                         1,815              1,871
Deferred policy acquisition costs                                                26,186             27,893
Oustanding premiums                                                               2,041              2,747
Other assets                                                                      4,163              4,263
Separate account assets                                                         618,756            632,351
                                                                          -------------       ------------
TOTAL ASSETS                                                              $     815,188       $    834,600
                                                                          =============       ============

                             LIABILITIES

Future contract and policy benefits                                       $      35,856       $     35,251
Contractholder deposit funds and other policy liabilities                       103,457            108,277
Unearned revenue                                                                     31                 24
Accrued expenses and taxes                                                          865                431
Deferred federal income taxes                                                     1,386              1,674
Other liabilities                                                                 1,690                144
Separate account liabilities                                                    618,756            632,351
                                                                          -------------       ------------
Total liabilities                                                               762,041            778,152
                                                                          -------------       ------------
                         STOCKHOLDER'S EQUITY

Common stock, $1,000 par value - 2,000 shares authorized;
2,000 shares issued and outstanding                                               2,000              2,000
Additional paid-in capital                                                       29,500             29,500
Accumulated other comprehensive income                                           (1,503)            (1,272)
Retained earnings                                                                23,150             26,220
                                                                          -------------       ------------
Total stockholder's equity                                                       53,147             56,448
                                                                          -------------       ------------
Total liabilities and stockholder's equity                                $     815,188       $    834,600
                                                                          =============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                UNAUDITED           UNAUDITED
                                                                                   2000               1999
                                                                                   ----               ----
Net Income                                                                    $      1,630        $       2,363

Other comprehensive income:
  Net change in unrealized holding gains and losses on available for
     sale securities, net of tax                                                      (232)              (1,658)
  Other                                                                                  1                    -
                                                                              ------------        -------------
   Other comprehensive income:
                                                                                      (231)              (1,658)
                                                                              ------------        -------------
Comprehensive income                                                          $      1,399        $         705
                                                                              ============        =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                      ACCUMULATED
                                                     ADDITIONAL          OTHER                            TOTAL
                                      COMMON          PAID-IN       COMPREHENSIVE       RETAINED       STOCKHOLDER'S
                                       STOCK          CAPITAL           INCOME          EARNINGS          EQUITY
                                    -----------     ------------    --------------    ------------     --------------
 Balance at December 31, 1998       $     2,000     $     29,500    $        1,171    $     28,265     $       60,936

 Comprehensive income:
     Net income                                                                              2,363              2,363
     Other comprehensive income                                             (1,658)                            (1,658)
 Dividends to stockholder                                                                   (6,500)            (6,500)
                                    -----------     ------------    --------------    ------------     --------------
 Balance at June 30, 1999           $     2,000     $     29,500    $         (487)   $     24,128     $       55,141
                                    ===========     ============    ==============    ============     ==============

 Balance at December 31, 1999       $     2,000     $     29,500    $       (1,272)   $     26,220     $       56,448

 Comprehensive income:
     Net income                                                                              1,630              1,630
     Other comprehensive income                                               (231)                              (231)
Dividends to stockholder                                                                    (4,700)            (4,700)
                                    -----------     ------------    --------------    ------------     --------------
 Balance at June 30, 2000           $     2,000     $     29,500    $       (1,503)   $     23,150     $       53,147
                                    ===========     ============    ==============    ============     ==============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                          (A WHOLLY-OWNED SUBSIDIARY OF
                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                     UNAUDITED       UNAUDITED
                                                                                        2000           1999
                                                                                        ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $     1,630    $      2,363
Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of discount and premiums                                                    83              82
    Net realized (gains) losses on investments                                              244            (612)
    Interest credited                                                                     2,902           3,037
    Deferred federal income taxes                                                          (164)           (223)
Changes in assets and liabilities:
    Deferred acquisition costs                                                            1,940             344
    Outstanding premiums                                                                    706            (149)
    Accrued investment income                                                                56             111
    Other assets                                                                            100             (51)
    Future contract and policy benefits                                                     713           1,818
    Other, net                                                                            1,987           2,723
                                                                                    -----------    ------------

Net cash provided by operating activities                                                10,197           9,443
                                                                                    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales, maturities and repayments of:
    Available-for-sale fixed maturities                                                  23,351          54,709
    Mortgage loans                                                                        1,913           3,574
    Purchases of:
    Available-for-sale fixed maturities                                                 (20,794)        (40,092)
    Mortgage loans                                                                       (2,400)              -
    Real estate                                                                               -              42
    Net change in policy loans                                                               22              16
    Net change in short term investments                                                  3,837            (392)
                                                                                    -----------    ------------

Net cash provided by investing activities                                                 5,929          17,857
                                                                                    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deposits to contractholder deposit funds                                              4,851           2,516
    Withdrawals from contractholder deposit funds                                       (12,682)        (15,351)
    Dividends paid to stockholder                                                        (4,700)         (6,500)
                                                                                    -----------    ------------

Net cash used in financing activities                                                   (12,531)         (19,335)
                                                                                    -----------    ------------
Net change in cash and cash equivalents                                                   3,595           7,965

    Cash and cash equivalents, beginning of period                                       11,458           9,384
    Cash and cash equivalents, end of period                                        $    15,053    $     17,349
                                                                                    ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid net of refunds                                                $       701    $      1,603

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

     BASIS OF PRESENTATION - For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the period ended June 30, 2000 to GAAP and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended June 30, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. See Note 4 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

     USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates are those used in determining deferred policy acquisition costs, investment allowances and the liabilities for future policyholder benefits. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS - In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

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

     Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value at the time of foreclosure. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. There were no real estate holdings at June 30, 2000 or December 31, 1999.

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

     DEFERRED POLICY ACQUISITION COSTS- Acquisition costs consist of commissions, underwriting and other costs which vary with and are primarily related to the production of revenues. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed quarterly and adjusted retrospectively by a cumulative charge or credit to current operations when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

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

(2) MANAGEMENT AND SERVICE CONTRACTS

The Company has agreements with Sun Life of Canada (U.S.) and SLOC, which provide that Sun Life of Canada (U.S.) and SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $645,000 and $1,174,000 for the three and six month periods in 2000 and $408,000 and $563,000 for the same periods in 1999.

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

Summarized unaudited financial information by segment is provided in the tables below:

(IN THOUSANDS)

                                                 SIX MONTHS ENDED JUNE 30, 2000                       JUNE 30, 2000
                                                 ------------------------------                       -------------

                               TOTAL              TOTAL           PRETAX              NET                TOTAL
                              REVENUES         EXPENDITURES       INCOME             INCOME              ASSETS
                          --------------    ---------------  ----------------   ---------------     --------------
Individual Protection     $          167    $           300   $       (133)     $       (87)        $          26
Group Protection                   8,691              7,668          1,023              665                28,674
Wealth
Management                        10,128              9,005          1,123              730               785,673

 Corporate                           478                (17)           495              322                   815
                          --------------    ---------------  ----------------   ---------------     --------------
Total                     $       19,464    $        16,956   $      2,508      $     1,630         $     815,188
                          ==============    ===============  ================   ===============     ==============

                                                 SIX MONTHS ENDED JUNE 30, 1999                   DECEMBER 31, 1999
                                                 ------------------------------                   -----------------

Individual Protection     $          187    $           164   $         23      $        14         $         483
Group Protection                   8,361              7,856            505              308                20,038
Wealth Management                 10,880              8,502          2,378            1,646               791,283
Corporate                            825                215            610              395                22,796
                          --------------    ---------------  ----------------   ---------------     --------------
Total                     $       20,253    $        16,737   $      3,516      $     2,363         $     834,600
                          ==============    ===============  ================   ===============     ==============

(IN THOUSANDS)

                                           THREE MONTHS ENDED JUNE 30, 2000                           JUNE 30, 2000
                                           --------------------------------                           -------------
                               TOTAL              TOTAL           PRETAX              NET                TOTAL
                              REVENUES         EXPENDITURES       INCOME             INCOME              ASSETS
                          --------------    ---------------  ----------------   ---------------     --------------
Individual Protection     $           48    $            (1)  $         49      $        31         $          26
Group Protection                   4,494              4,417             77               50                28,674
Wealth Management                  5,277              5,548           (271)            (176)              785,673
 Corporate                           254                (23)           277              180                   815
                          --------------    ---------------  ----------------   ---------------     --------------
Total                     $       10,073    $         9,941   $        132      $        85         $     815,188
                          ==============    ===============  ================   ===============     ==============

                                           THREE MONTHS ENDED JUNE 30, 1999                       DECEMBER 31, 1999
                                           --------------------------------                       -----------------

Individual Protection     $           83    $           134   $        (51)     $       (34)        $         483
Group Protection                   4,169              4,288           (119)             (98)               20,038
Wealth Management                  5,741              4,171          1,570            1,132               791,283
      Corporate                      175                149             26              117                22,796
                          --------------    ---------------  ----------------   ---------------     --------------
Total                     $       10,168    $         8,742   $      1,426      $     1,117         $     834,600
                          ==============    ===============  ================   ===============     ==============

(4) STATUTORY FINANCIAL INFORMATION

For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the six months ended June 30, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended June 30, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 Annual Report on From 10-K is shown below:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1999

                                                                                         1999
                                                                               -------------------
ADMITTED ASSETS
Bonds                                                                          $        59,215,128
Mortgage loans on real estate                                                            8,659,610
Policy loans                                                                               537,976
Cash and short-term investments                                                          6,261,102
Life insurance premiums and annuity considerations due and uncollected
Accident and health premiums due and unpaid                                                579,460
Receivable from parent and affiliates                                                      621,625
Investment income due and accrued                                                          795,075
Federal Income Tax Recoverable                                                             520,467
Other assets                                                                               235,655
General account assets                                                                  79,594,233

Separate account assets
 Unitized                                                                              632,350,720
 Non-unitized                                                                           94,061,504
                                                                               -------------------
      TOTAL ADMITTED ASSETS                                                    $       806,006,457
                                                                               ===================

LIABILITIES
Aggregate reserve for life policies and contracts                              $        21,762,306
Aggregate reserve for accident and health policies                                       9,251,000
Policy and contract claims                                                               2,182,472
Liability for premium and other deposit funds                                           18,048,656
Interest maintenance reserve                                                               553,770
Commissions to agents due or accrued                                                       449,213
General expenses due or accrued                                                            580,432
Transfers from Separate Accounts due or accrued                                        (17,043,885)
Taxes, licenses and fees due or accrued                                                    100,000
Asset valuation reserve                                                                  1,210,107
Other liabilities                                                                        1,353,930
                                                                               -------------------
General account liabilities                                                             38,448,001

Separate account liabilities:
 Unitized                                                                              632,150,968
 Non-unitized                                                                           94,061,504
                                                                               -------------------
    TOTAL LIABILITIES                                                                  764,660,473
                                                                               -------------------
CAPITAL STOCK AND SURPLUS
Common capital stock                                                                     2,000,000
                                                                               -------------------
Gross paid in and contributed surplus                                                   29,500,000
Group life contingency reserve fund                                                      1,035,323
Unassigned funds                                                                         8,810,661
                                                                               -------------------
Total surplus                                                                           39,345,984
Capital stock and surplus                                                               41,345,984
                                                                               -------------------
TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                   $       806,006,457
                                                                               ===================

The following reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis.

(in thousands)                                                SIX MONTHS ENDED JUNE 30,
                                                                 2000            1999
                                                                 ----            ----
Statutory net income                                          $    3,172      $ 3,013

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                            (107)        (135)
  Investment income and realized gains(losses)                        42        2,062
  Policyowner benefits                                               300       (2,411)
  Deferred policy acquisition costs                               (1,951)        (343)
  Deferred income taxes                                              174          177
                                                              ----------      -------
GAAP net income (loss)                                        $    1,630      $ 2,363
                                                              ==========      =======

(in thousands)                                                  THREE MONTHS ENDED JUNE 30,
                                                                 2000            1999
                                                                ----             ----
Statutory net income                                          $    1,344      $ 1,043

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                             (52)         (59)
  Investment income and realized gains(losses)                       136        1,429
  Policyowner benefits                                               460       (1,472)
  Deferred policy acquisition costs                               (2,014)          56
  Deferred income taxes                                              204          118
  Other,net                                                            7            2
                                                              ----------      -------
GAAP net income (loss)                                        $       85      $ 1,117
                                                              ==========      =======

                                                   JUNE 30, 2000               DECEMBER 31, 1999
                                                   -------------               -----------------
Adjustments to GAAP for life
         Insurance companies:                      $      39,900                  $      41,346

Valuation of investments                                  (2,661)                        (2,185)
Deferred policy acquisition costs                         26,186                         27,893
Future policy benefits and
         Contractholder deposit funds                    (11,788)                       (10,547)
Deferred income taxes                                     (1,386)                        (1,674)
Statutory interest maintenance
         Reserve                                             392                            554
Statutory asset valuation reserve                          1,128                          1,210
Other, net                                                 1,376                           (149)
                                                   -------------                  -------------
GAAP equity                                        $      53,147                  $      56,448
                                                   =============                  =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

This Form 10-Q includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, Year 2000 compliance, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- - Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

- -   Changes in interest rates and market conditions.

- -   Regulatory and legislative developments.

- -   Developments in consumer preferences and behavior patterns.

- - The Company's ability to identify and address any remaining Year 2000 issues successfully, in a timely manner, and at reasonable cost. They also may concern the ability of the Company's vendors, suppliers, other service providers, and customers to successfully address any of their own remaining Year 2000 issues in a timely manner.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999:

The Company had net income of $85,000 and $1,630,000 for the three and six month periods ended June 30, 2000, respectively, as compared to $1,117,000 and $2,363,000 for the same periods ended June 30, 1999. The $1,032,000 and $733,000 decrease in earnings for the three and six month periods, respectively, was primarily due to the effect unfavorable market conditions had on the Wealth Management segment results in the second quarter. The results by segment are discussed in more detail below.

NET INCOME BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment, which is discussed more fully below (in thousands):

                             3 MONTHS ENDED          6 MONTHS ENDED              $ CHANGE
                          2000          1999      2000          1999     3 MONTHS            6 MONTHS
                          ----          ----      ----          ----     --------            --------
Wealth Management       $  (176)     $ 1,132    $   730       $ 1,646     $(1,308)           $   (916)
Individual Protection        31          (34)       (87)          (34)         65                (101)
Group Protection             50          (98)       665           308         148                 357
Corporate                   180          117        322           395          63                 (73)
                        -------      -------    -------       -------     -------            --------
                        $    85      $ 1,117    $ 1,630       $ 2,363     $(1,032)           $   (733)
                        =======      =======    =======       =======     =======            ========

WEALTH MANAGEMENT SEGMENT

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to upscale consumers in New York, selling individual and variable annuities. Its major product lines, "Regatta" and "Futurity," are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., a subsidiary of Sun Life (U.S.).

Net income decreased by $1,308,000 and $916,000 for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The decrease is primarily due to increased amortization of deferred acquisition costs ("DAC") and a decrease in net realized investment gains. Decreased separate account investment performance lowers the expected future gross profits which in turn increases the current period amortization. The increase in DAC amortization was $1,940,000 and $1,423,000 for the three and six month periods ended June 30, 2000. Net realized investment gains decreased by $150,000 and $683,000 for the three and six month periods ended June 30, 2000 over the same periods in 1999.

Net deposits of annuity products decreased by $20.6 million compared with 1999. The decrease in net deposits results primarily from increases in annuity surrenders in 2000. The surrenders are primarily related to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

Total new deposits to fixed and variable annuities also decreased in the second quarter of 2000 as compared to the same period in 1999. The

Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

INDIVIDUAL PROTECTION SEGMENT

The only individual products offered by the Company are from conversions from the group life products. Net income from the Individual Protection segment increased by $65,000 for the three months ended June 30, 2000 as compared to the same period in 1999 but decreased by $101,000 for the six months ended June 30, 2000 as compared to the same period in 1999. This is due to significantly higher death benefits in the first quarter of 2000 as compared to 1999. There were no death benefits in the second quarter of 2000.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. Net income from the Group Protection segment increased by $148,000 and $357,000 for the three and six months ended June 30, 2000 as compared to the same period in 1999 primarily due to favorable claims experience.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. For the three months ended June 30, 2000, net income from operations for the Corporate segment increased by $63,000 as compared to the same period in 1999. For the six months ended June 30, 2000, net income decreased by $73,000. The second quarter results reflect the investment income earned by the Corporate segment of $43,000 versus the investment losses of $137,000 experienced in the same period of 1999. Operating expenses decreased for the quarter as compared to 1999 also contributing to the favorable results. Year to date results reflect the net realized losses of $52,000 incurred by the Corporate segment during 2000 as compared to net gains of $55,000 realized in 1999.

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

General account assets decreased by 2.8% from December 31, 1999 to June 30, 2000 and variable separate account assets decreased by 2.1%. These decreases are due to net withdrawals from the Company's fixed and variable annuity products.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas as applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at year-end 1999 and at June 30, 2000.

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

As of June 30, 2000, the Company has expended, cumulatively, approximately $288,000 on its Year 2000 effort.

PART II:  OTHER INFORMATION

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

                             Sun Life Insurance and Annuity Company of New York
                                                    (Registrant)


Date     August 14, 2000                       /s/ Davey S. Scoon
                                            -------------------------------
                                            Davey S. Scoon
                                            Vice President Finance,
                                            Controller and Treasurer

Date     August 14, 2000                       /s/ Michael K. Moran
                                            --------------------------------
                                            Michael K. Moran
                                            Assistant Vice President Finance