Form 10-Q
period 2000-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2000-11-14
CIK 779955

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                       OF THE SECURITIES EXCHANGE ACT 0F 1934


For the Quarterly Period                             Commission File Number
Ended September 30, 2000                             33-01079,33-58482
                                                     and 333-09141

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                (Exact name of registrant as specified in its charter)


     New York                                        04-2845273
---------------------------------------- --------------------------------
(State or other jurisdiction of              (IRS Employer I.D. No.)
 incorporation or organization)


122 East 42nd Street, Suite 1900       New York, NY             10017
----------------------------------------------------------------------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (212) 922-9242
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


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

                                   INDEX



                                                                      PAGE
                                                                     NUMBER


 PART I:   Financial Information
  Item 1: Financial Statements:

        Statements of Income (unaudited) --
        Nine Months Ended
        September  30, 2000 and September 30, 1999                      1


       Statements of Income (unaudited) --
        Three Months Ended
        September  30, 2000 and September 30, 1999                      2


       Balance Sheets --
        September 30, 2000 (unaudited) and December 31, 1999 (audited)  3


       Statements of Comprehensive Income (unaudited) --
        Nine Months Ended
        September 30, 2000 and September 30, 1999                       4


       Statements of Changes in Stockholder's Equity (unaudited) --
        Nine Months Ended
        September 30, 2000 and September 30, 1999                       5


       Statements of Cash Flows (unaudited) --
        Nine Months Ended
        September 30, 2000 and September 30,1999                        6


       Notes to unaudited Financial Statements                          7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   18

PART II:  Other Information


  Item 6: Exhibits and Reports on Form 8-K                             24

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                 STATEMENTS OF INCOME
                                    (IN THOUSANDS)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   UNAUDITED                     UNAUDITED
                                                                     2000                          1999
                                                                    ------                        ------
              Revenues

              Premiums and annuity considerations                 $ 13,527                       $ 13,979
              Net investment income                                  8,803                          8,916
              Net realized investment gains (losses)                  (286)                           474
              Fee and other income                                   7,373                          6,194
                                                                  --------                       --------

              Total revenues                                        29,417                         29,563
                                                                  --------                       --------

              Benefits and expenses

              Policyowner benefits                                  14,786                         14,961
              Underwriting, acquisition and other operating
               expenses                                              6,438                          6,769
              Amortization of deferred policy acquisition costs      3,769                          3,202
                                                                  --------                       --------

              Total benefits and expenses                           24,993                         24,932
                                                                  --------                       --------

              Income before income tax expense                       4,424                          4,631

              Income tax expense                                     1,549                          1,491
                                                                  --------                       --------

              Net income                                          $  2,875                       $  3,140
                                                                  ========                       ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
   STATEMENTS.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                STATEMENTS OF INCOME
                                  (IN THOUSANDS)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           UNAUDITED                   UNAUDITED
                                                                             2000                        1999
                                                                            ------                      ------

              Revenues

              Premiums and annuity considerations                          $  4,579                    $  4,390
              Net investment income                                           3,028                       2,900
              Net realized investment gains (losses)                            (42)                       (138)
              Fee and other income                                            2,388                       2,158
                                                                           --------                    --------

              Total  revenues                                                 9,953                       9,310
                                                                           --------                    --------

              Benefits and expenses

              Policyowner benefits                                            4,975                       4,078
              Underwriting, acquisition and other operating expenses          2,266                       2,465
              Amortization of deferred policy acquisition costs                 796                       1,652
                                                                           --------                    --------

              Total benefits and expenses                                     8,037                       8,195
                                                                           --------                    --------

              Income before income tax expense                                1,916                       1,115

              Income tax expense                                                671                         338
                                                                           --------                    --------

              Net income                                                   $  1,245                    $    777
                                                                           ========                    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
   STATEMENTS.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                    BALANCE SHEETS
                        (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         UNAUDITED                     AUDITED
                                                                        SEPTEMBER 30,                DECEMBER 31,
                                                                            2000                        1999
                                    ASSETS                                  ----                        ----

              Investments
              Fixed maturity securities available for sale at fair
              value (amortized cost of $111,304 and $122,748 in
              2000 and 1999, respectively)                                $ 108,063                   $ 119,940
              Short-term investments                                         15,561                       7,295
              Mortgage loans                                                 27,798                      26,244
              Policy loans                                                      560                         538
                                                                          ---------                   ---------

              Total investments                                             151,982                     154,017

              Cash and cash equivalents                                      10,827                      11,458
              Accrued investment income                                       1,961                       1,871
              Deferred policy acquisition costs                              26,385                      27,893
              Outstanding premiums                                            2,505                       2,747
              Other assets                                                    7,298                       4,263
              Separate account assets                                       621,624                     632,351
                                                                          ---------                   ---------

              TOTAL ASSETS                                                $ 822,582                   $ 834,600
                                                                          =========                   =========

                                  LIABILITIES

              Future contract and policy benefits                         $  36,744                   $  35,251
              Contractholder deposit funds and other policy liabilities     102,386                     108,277
              Unearned revenue                                                   67                          24
              Accrued expenses and taxes                                      1,540                         431
              Deferred federal income taxes                                   1,787                       1,674
              Other liabilities                                               3,549                         144
              Separate account liabilities                                  621,624                     632,351
                                                                          ---------                   ---------

              Total liabilities                                             767,697                     778,152
                                                                          ---------                   ---------

                             STOCKHOLDER'S EQUITY

              Common stock, $1,000 par value -- 2,000 shares authorized;
              2,000 shares issued and outstanding                             2,000                       2,000
              Additional paid-in capital                                     29,500                      29,500
              Accumulated other comprehensive income                         (1,010)                     (1,272)
              Retained earnings                                              24,395                      26,220
                                                                          ---------                   ---------
              Total stockholder's equity                                     54,885                      56,448
                                                                          ---------                   ---------

              Total liabilities and stockholder's equity                  $ 822,582                   $ 834,600
                                                                          =========                   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
  STATEMENTS.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          STATEMENTS OF COMPREHENSIVE INCOME
                                   (IN THOUSANDS)



             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           UNAUDITED                   UNAUDITED
                                                                             2000                        1999
                                                                            ------                      ------
              Net Income                                                  $   2,875                   $   3,140
              Other comprehensive income:
                 Net change in unrealized holding gains and losses on
                    available for sale securities, net of tax                   261                      (1,832)
                 Other                                                            1                          --
                                                                          ---------                   ---------
                  Other comprehensive income:                                   262                      (1,832)
                                                                          ---------                   ---------

              Comprehensive income                                        $   3,137                   $   1,308
                                                                          =========                   =========





               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           UNAUDITED                   UNAUDITED
                                                                             2000                        1999
                                                                            ------                      ------
              Net Income                                                  $   1,245                   $    777
              Other comprehensive income:
                 Net change in unrealized holding gains and losses on
                    available for sale securities, net of tax                   493                        (174)
                                                                          ---------                   ---------
                  Other comprehensive income:                                   493                        (174)
                                                                          ---------                   ---------

              Comprehensive income                                        $   1,738                   $     603
                                                                          =========                   =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
   FINANCIAL STATEMENTS.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                     STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                    (IN THOUSANDS)

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (UNAUDITED)


                                                                          ACCUMULATED
                                                          ADDITIONAL         OTHER                     TOTAL
                                              COMMON        PAID-IN      COMPREHENSIVE   RETAINED   STOCKHOLDER'S
                                              STOCK         CAPITAL         INCOME       EARNINGS      EQUITY
                                              ------       ----------    -------------   --------   -------------
              Balance at December 31, 1998   $  2,000      $   29,500      $  1,171      $ 28,265     $ 60,936

              Comprehensive income:
                  Net income                                                                3,140        3,140
                  Other comprehensive income                                (1,832)                     (1,832)
              Dividends to stockholder                                                     (6,500)      (6,500)
                                             --------      ----------      -------       --------     --------

              Balance at September 30, 1999  $  2,000      $   29,500      $  (661)      $ 24,905     $ 55,744
                                             ========      ==========      =======       ========     ========

              Balance at December 31, 1999   $  2,000      $   29,500      $(1,272)      $ 26,220     $ 56,448

              Comprehensive income:
                  Net income                                                                2,875        2,875
                  Other comprehensive income                                   262                         262
                  Dividends to stockholder                                                 (4,700)      (4,700)
                                             ========      ==========      =======       ========     ========

              Balance at September 30, 2000  $  2,000      $   29,500      $(1,010)      $ 24,395     $ 54,885
                                             ========      ==========      =======       ========     ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                           (A WHOLLY-OWNED SUBSIDIARY OF
                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                               STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           UNAUDITED                   UNAUDITED
                                                                             2000                        1999
                                                                            ------                      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  2,875                     $  3,140
Adjustments to reconcile net income to net cash provided by
   operating activities:
              Amortization of discount and premiums                            43                          133
              Net realized (gains) losses on investments                      286                         (474)
              Interest credited                                             4,323                        4,497
              Deferred federal income taxes                                   (14)                        (329)
Changes in assets and liabilities:
              Deferred acquisition costs                                    2,330                        1,388
              Outstanding premiums                                            242                       (1,074)
              Accrued investment income                                       (90)                        (411)
              Other assets                                                 (3,035)                      (1,399)
              Future contract and policy benefits                           1,705                        2,209
              Other, net                                                    4,558                        1,224
                                                                         --------                     --------

Net cash provided by operating activities                                  13,223                        8,904
                                                                         ========                     ========

CASH FLOWS FROM INVESTING ACTIVITIES:
              Sales, maturities and repayments of:
              Available-for-sale fixed maturities                          40,776                       68,032
              Mortgage loans                                                2,255                        7,925
              Real estate                                                      --                        1,966
              Purchases of:
              Available-for-sale fixed maturities                         (29,661)                     (63,721)
              Mortgage loans                                               (3,809)                      (2,950)
              Real estate                                                      --                           --
              Net change in policy loans                                      (22)                          15
              Net change in short term investments                         (8,266)                         (64)
                                                                         --------                     --------

Net cash provided by investing activities                                   1,273                       11,203
                                                                         --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Deposits to contractholder deposit funds                      7,958                        3,930
              Withdrawals from contractholder deposit funds               (18,385)                     (19,606)
              Dividends paid to stockholder                                (4,700)                      (6,500)
                                                                         --------                     --------

Net cash used in financing activities                                     (15,127)                     (22,176)
                                                                         --------                     --------

Net change in cash and cash equivalents                                      (631)                      (2,069)

              Cash and cash equivalents, beginning of period               11,458                        9,384
                                                                         --------                     --------
              Cash and cash equivalents, end of period                   $ 10,827                     $  7,315
                                                                         ========                     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid net of refunds                           $    701                     $  1,963
                                                                         ========                     ========

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


BASIS OF PRESENTATION - For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements.
The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the period ended September 30, 2000 to GAAP and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended September 30, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. See Note 4 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.


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


FINANCIAL INSTRUMENTS - In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, off balance sheet financial instruments, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.


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

Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value at the time of foreclosure. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. There were no real estate holdings at September 30, 2000 or December 31, 1999.

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

Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced. The amount of amortization of deferred policy acquisition costs could be revised in the near term if any of the estimates discussed above are revised.

OTHER ASSETS - Property, equipment, and leasehold improvements which are included in other assets are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.

POLICY LIABILITIES AND ACCRUALS - Future contract and policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 5% to 6% for life insurance and 6% to 7% for annuities. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon both the Company's and its affiliates' experience and industry standards. Estimated liabilities are established for group life and health policies that contain experience rating provisions.

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


REVENUE AND EXPENSES - Premiums for traditional individual life and annuity products are considered revenue when due. Premiums related to group life and group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.


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

SEPARATE ACCOUNTS - The Company has established separate accounts applicable to various classes of contracts providing for variable benefits. Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract holders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.


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

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however, it does not expect the adoption of this standard to have a material effect on its financial position pr results of operations.

On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1 had no material impact on pre-tax income in either nine month period.


(2) MANAGEMENT AND SERVICE CONTRACTS

The Company has agreements with Sun Life of Canada (U.S.) and SLOC, which provide that Sun Life of Canada (U.S.) and SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $902,000 and $2,076,000 for the three and nine month periods in 2000 and $1,114,000 and $1,677,000 for the same periods in 1999.


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

Summarized unaudited financial information by segment is provided in the tables below:

(IN THOUSANDS)                                                                          SEPTEMBER 30,
                                         NINE MONTHS ENDED SEPTEMBER 30, 2000               2000
                                         ------------------------------------            ----------

                              TOTAL            TOTAL            PRETAX         NET         TOTAL
                            REVENUES        EXPENDITURES        INCOME        INCOME       ASSETS
                          -------------   ----------------   ------------   -----------  -----------
Individual Protection       $   220          $    300          $   (80)       $  (52)     $  1,072
Group Protection             13,159            11,788            1,371           891        30,067
Wealth Management            15,469            12,940            2,529         1,644       786,099
Corporate                       569               (35)             604           392         5,344
                            -------          --------          -------        ------      --------
Total                       $29,417          $ 24,993          $ 4,424        $2,875      $822,582
                            =======          ========          =======        ======      ========

                                                                                         DECEMBER 31,
                                         NINE MONTHS ENDED SEPTEMBER 30, 1999                1999
                                         ------------------------------------             ----------

Individual Protection       $   329          $     56          $   273        $  177      $    483
Group Protection             12,588            11,216            1,372           893        20,038
Wealth Management            15,684            13,560            2,124         1,527       791,283
Corporate                       962               100              862           544        22,796
                            -------          --------          -------        ------      --------
Total                       $29,563          $ 24,932          $ 4,631        $3,141      $834,600
                            =======          ========          =======        ======      ========


(IN THOUSANDS)                                                                          SEPTEMBER 30,
                                         THREE MONTHS ENDED SEPTEMBER 30, 2000              2000
                                         -------------------------------------           ----------

                              TOTAL            TOTAL            PRETAX         NET         TOTAL
                            REVENUES        EXPENDITURES        INCOME        INCOME       ASSETS
                          -------------   ----------------   ------------   -----------  -----------
Individual Protection       $    53          $     --          $    53        $   35      $  1,072
Group Protection              4,468             4,120              348           226        30,067
Wealth Management             5,341             3,935            1,406           914       786,099
Corporate                        91               (18)             109            70         5,344
                            -------          --------          -------        ------      --------
Total                       $ 9,953          $  8,037          $ 1,916        $1,245      $822,582
                            =======          ========          =======        ======      ========

                                                                                         DECEMBER 31,
                                         THREE MONTHS ENDED SEPTEMBER 30, 1999               1999
                                         -------------------------------------            ----------
Individual Protection       $   142          $   (108)         $   250        $  163      $    483
Group Protection              4,227             3,360              867           585        20,038
Wealth Management             4,804             5,058             (254)         (119)      791,283
Corporate                       137              (115)             252           148        22,796
                            -------          --------          -------        ------      --------
Total                       $ 9,310          $  8,195          $ 1,115        $  777      $834,600
                            =======          ========          =======        ======      ========


(4) STATUTORY FINANCIAL INFORMATION

For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements. The Company prepared these financial statements using accounting practices prescribed or permitted by the Insurance Department of the State of New York, which is a comprehensive basis of accounting other than generally accepted accounting principles. The Company has changed its basis of accounting for the three months ended September 30, 2000 to generally accepted accounting principles ("GAAP") and has restated the financial statements for the prior year ended December 31, 1999 (Balance Sheet) and for the period ended September 30, 1999 (Statement of Income, Statement of Comprehensive Income, Statement of Changes in Stockholder's Equity, and Statement of Cash Flows) to conform with GAAP. The Statutory Balance Sheet filed as part of the 1999 Annual Report on From 10-K is shown below:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATUTORY STATEMENTS OF ADMITTED ASSETS, LIABILITIES AND
CAPITAL STOCK AND SURPLUS
DECEMBER 31, 1999

                                                                                            1999
                                                                                        ------------
ADMITTED ASSETS
Bonds                                                                                   $ 59,215,128
Mortgage loans on real estate                                                              8,659,610
Policy loans                                                                                 537,976
Cash and short-term investments                                                            6,261,102
Life insurance premiums and annuity considerations due and uncollected                     2,168,135
Accident and health premiums due and unpaid                                                  579,460
Receivable from parent and affiliates                                                        621,625
Investment income due and accrued                                                            795,075
Federal Income Tax Recoverable                                                               520,467
Other assets                                                                                 235,655
General account assets                                                                    79,594,233

Separate account assets
 Unitized                                                                                632,350,720
 Non-unitized                                                                             94,061,504
                                                                                        ------------

      TOTAL ADMITTED ASSETS                                                             $806,006,457

LIABILITIES
Aggregate reserve for life policies and contracts                                       $ 21,762,306
Aggregate reserve for accident and health policies                                         9,251,000
Policy and contract claims                                                                 2,182,472
Liability for premium and other deposit funds                                             18,048,656
Interest maintenance reserve                                                                 553,770
Commissions to agents due or accrued                                                         449,213
General expenses due or accrued                                                              580,432
Transfers from Separate Accounts due or accrued                                          (17,043,885)
Taxes, licenses and fees due or accrued                                                      100,000
Asset valuation reserve                                                                    1,210,107
Other liabilities                                                                          1,353,930
                                                                                        ------------
General account liabilities                                                               38,448,001

Separate account liabilities:
 Unitized                                                                                632,150,968
 Non-unitized                                                                             94,061,504
                                                                                        ------------
    TOTAL LIABILITIES                                                                    764,660,473
                                                                                        ------------

CAPITAL STOCK AND SURPLUS
Common capital stock                                                                       2,000,000
                                                                                        ------------

Gross paid in and contributed surplus                                                     29,500,000
Group life contingency reserve fund                                                        1,035,323
Unassigned funds                                                                           8,810,661
                                                                                        ------------
Total surplus                                                                             39,345,984
Capital stock and surplus                                                                 41,345,984
TOTAL LIABILITIES, CAPITAL STOCK AND SURPLUS                                            $806,006,457
                                                                                        ============

The following reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis.

(in thousands)                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                               2000                         1999
                                                                               ----                         ----
Statutory net income                                                         $ 4,349                      $  4,438

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                        (149)                         (195)
  Investment income and realized gains(losses)                                  (343)                        2,270
  Policyowner benefits                                                           943                        (2,264)
  Deferred policy acquisition costs                                           (2,330)                       (1,388)
  Deferred income taxes                                                          448                           283
  Other                                                                          (43)                           (4)
                                                                             -------                      --------
GAAP net income (loss)                                                       $ 2,875                      $  3,140
                                                                             =======                      ========

(in thousands)                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                               2000                         1999
                                                                               ----                         ----
Statutory net income                                                         $ 1,177                      $  1,425

Adjustments to GAAP for life insurance companies:
  Statutory interest maintenance reserve                                         (42)                          (60)
  Investment income and realized gains(losses)                                  (385)                          208
  Policyowner benefits                                                           643                           147
  Deferred policy acquisition costs                                             (379)                       (1,045)
  Deferred income taxes                                                          274                           106
Other, net                                                                       (43)                           (4)
                                                                             -------                      --------
GAAP net income (loss)                                                       $ 1,245                      $    777
                                                                             =======                      ========

                                                                        SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                                        ------------------            -----------------
Adjustments to GAAP for life
Insurance companies:                                                         $40,976                      $ 41,346

Valuation of investments                                                      (2,834)                       (2,185)
Deferred policy acquisition costs                                             26,385                        27,893
Future policy benefits and
Contractholder deposit funds                                                  (9,822)                      (10,547)
Deferred income taxes                                                         (1,787)                       (1,674)
Statutory interest maintenance
Reserve                                                                          305                           554
Statutory asset valuation reserve                                              1,229                         1,210
Other, net                                                                       433                          (149)
                                                                             -------                      --------
GAAP equity                                                                  $54,885                      $ 56,448
                                                                             =======                      ========

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999:

The Company had net income of $1,245,000 and $2,875,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to $777,000 and $3,140,000 for the same periods ended September 30, 1999. The net increase in earnings of $468,000 for the quarter is primarily due to the additional operating expenses incurred in the third quarter of 1999 when the Company transitioned insurance operations to its parent, Sun Life (U.S.). The decrease in operating expenses for the three months ended September 30, 2000 is partially offset by unfavorable claims experience that resulted in increased payments to policyholders in the Group segment. The decrease in earnings of $265,000 for the nine month period ended September 30, 2000 was primarily due to the effect unfavorable market conditions had on the Wealth Management segment. The results by segment are discussed in more detail below.

NET INCOME BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of net income from operations by segment, which is discussed more fully below (in thousands):

                           3 MONTHS ENDED       9 MONTHS ENDED            $ CHANGE
                          2000       1999       2000      1999      3 MONTHS      9 MONTHS
                          ----       ----       ----      ----      --------      --------
Wealth Management        $  914     $(119)     $1,644    $1,527      $1,033        $ 117
Individual Protection        35       163         (52)      177        (128)        (229)
Group Protection            226       585         891       893        (359)          (2)
Corporate                    70       148         392       543         (78)        (151)
                         ------     -----      ------    ------      ------        -----
                         $1,245     $ 777      $2,875    $3,140      $  468        $(265)
                         ======     =====      ======    ======      ======        =====


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

Net income increased by $1,033,000 and $117,000 for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. The large increase for the quarter was primarily due to the consolidation of the Company's customer service and accounting functions with its parent, Sun Life (U.S.) which occurred during the third quarter of 1999. One-time charges incurred in connection with this consolidation totaled approximately $800,000 and consisted primarily of: (1) severance and employee benefit costs; (2) termination fee associated with a lease cancellation and; (3) furniture and equipment write-offs. The year to date results also reflect the 1999 one-time charges, but the gain is offset by increased amortization of deferred acquisition costs ("DAC"), decreased net investment income and net realized investment gains. Decreased separate account investment performance lowers the expected future gross profits which in turn increases the current period amortization. The increase in DAC amortization year to date was $567,000 for the nine month period ended September 30, 2000. Net investment income and net realized investment gains decreased by $1,182,000 for the nine month period ended September 30, 2000 over the same period in 1999.

Year to date net deposits of annuity products decreased by $24.9 million as compared with the nine months ended September 30, 1999. The decrease in net deposits resulted from increases in annuity surrenders in 2000. The surrenders are primarily related to older products which are no longer actively marketed. The Company expects that as the separate account block of business continues to grow, from both net deposits and asset appreciation, and as an increasing number of accounts are no longer subject to surrender charges, surrenders will tend to increase.

Total new deposits to fixed and variable annuities also decreased for the nine months ended September 30, 2000 as compared to the same period in 1999. The Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future based on management's beliefs that market demand is growing for multi-manager variable annuity products, and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.


INDIVIDUAL PROTECTION SEGMENT


The only individual products offered by the Company are from conversions from the group life products. Net income from the Individual Protection segment decreased by $128,000 and $229,000 for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999, primarily due to higher death benefits.


GROUP PROTECTION SEGMENT


The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. Unfavorable claims experience in the third quarter of 2000 is the key contributor to the decrease in net income of $359,000 and $2,000 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999.


CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. For the three and nine months ended September 30, 2000, net income from operations for the Corporate segment decreased by $78,000 and $151,000, respectively, as compared to the same period in 1999. During the third quarter of 2000, other operating expenses increased by $244,000 and was partially offset by related tax benefits.

FINANCIAL CONDITION & LIQUIDITY

ASSETS

The Company's total assets are comprised of those held in its general account and those held in its separate accounts. General account assets support general account liabilities. Separate accounts are investment vehicles for the

Company's annuity contracts. Policyholders may choose from among various investment options offered under these contracts according to their individual needs and preferences. Policyholders assume the investment risks associated with these choices. Separate account assets are not available to fund the liabilities of the general account.

General account assets decreased by 0.6% from December 31, 1999 to September 30, 2000 and variable separate account assets decreased by 1.7%. These decreases are due to net withdrawals from the Company's fixed and variable annuity products.

CAPITAL RESOURCES

CAPITAL ADEQUACY

The National Association of Insurance Commissioners ("NAIC") adopted regulations at the end of 1993 that established minimum capitalization requirements for insurance companies, based on risk-based capital ("RBC") formulas as applied to statutory surplus. These requirements are intended to identify undercapitalized companies, so that specific regulatory actions can be taken on a timely basis. The RBC formula for life insurance companies calculates capital requirements related to asset, insurance, interest rate, and business risks. According to the RBC calculation, the Company's capital was well in excess of its required capital at year-end 1999 and at September 30, 2000.



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

The Company's liquidity targets are intended to enable it to meet its day-to-day cash requirements. On a quarterly basis, the Company compares its total liquid assets to its total demand liabilities. Liquid assets comprise cash and assets that could quickly be converted to cash should the need arise. These assets include short-term investments and other current assets and investment-grade bonds. The Company's policy is to maintain a liquidity ratio in excess of 100%. Based on its ongoing liquidity analyses, the Company believes that its available liquidity is more than sufficient to meet its liquidity needs.

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

During the fourth quarter of 1996, the Company, SLOC and affiliates began a comprehensive analysis of information technology ("IT") and non-IT systems, including hardware, software, data, data feed products, and internal and external supporting services, to address the ability of these systems to correctly process date calculations through the year 2000 and beyond. The Company created a full-time Year 2000 project team in early 1997 to manage this endeavor across the Company. This team, which worked with dedicated personnel from all business units and with the legal and audit departments, reported directly to the Company's senior management on a monthly basis. In addition, the Company's Year 2000 project was periodically reviewed by internal and external auditors.

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

The Company has completed an assessment of its systems, and has not identified any significant Year 2000 problems. No material problems were encountered on key dates including December 31, 1999, January 1, 2000, January 31, 2000 and February 28, 2000 through March 1, 2000. Although we continue to be free of any Significant Year 2000 issues, the Company will continue to monitor its systems over the coming months as part of its normal practices. The Company does not currently anticipate that it will experience any material Year 2000 problems, however there can be no assurance that such an issue will not arise. Factors giving rise to this uncertainty include loss of knowledgeable technical resources, failure to identify all susceptible system processing, compliance issues of third parties whose systems and operations affect the Company, and other similar uncertainties. A possible worst-case scenario might include identification of a material Year 2000 issue in one or more of the Company's systems. Such a scenario could result in disruption to the Company's operations. Consequences of such disruption could include, among other possibilities, the inability to update customers' accounts, process payments and other financial transactions; and the inability to report accurate data to customers, management, regulators, and others. Consequences also could include business interruptions or shutdowns, reputational harm, increased scrutiny by regulators, and litigation related to Year 2000 issues. Such potential consequences, depending on their nature and duration, could have an impact on the Company's results of operations and financial position.

As of September 30, 2000, the Company has expended, cumulatively, approximately $288,000 on its Year 2000 effort.

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

                             Sun Life Insurance and Annuity Company of New York
                                                    (Registrant)


Date     November 14, 2000                       /s/ Davey S. Scoon
                                            -------------------------------
                                            Davey S. Scoon
                                            Vice President Finance,
                                            Controller and Treasurer

Date     November 14, 2000                       /s/ Michael K. Moran
                                            --------------------------------
                                            Michael K. Moran
                                            Assistant Vice President Finance