Form 10-K
period 2000-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2001-03-30
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file numbers
DECEMBER 31, 2000                                       33-1079, 33-58482 AND
                                                        333-09141


               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


NEW YORK                                                04-2845273
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


122 EAST 42ND STREET, SUITE 1900                        10017
NEW YORK, NEW YORK
(Address of principal                                   (Zip Code)
executive offices)


        Registrant's telephone number, including area code (212) 922-9242
           Securities registered pursuant to Section 12(b) of the Act

Title of Each Class                                     Name of Each Exchange
                                                        on which registered
NONE                                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x N

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 2,000 shares of common stock outstanding on March 30, 2001, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I.

ITEM 1. BUSINESS.

The Company is a stock life insurance company incorporated in the state of New York on May 25, 1983 and currently transacts business only in the State of New York. The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.), One Sun Life Executive Park, Wellesley Hills, Massachusetts 02481, a stock life insurance company incorporated in Delaware. The Company's ultimate parent was Sun Life Assurance Company of Canada, a life insurance company domiciled in Canada which reorganized from a mutual life insurance company to a stock life insurance company on March 22, 2000. As a result of the demutualization, a new holding company, Sun Life Financial Services of Canada Inc., became the ultimate parent of Sun Life Assurance Company of Canada, Sun Life Assurance Company of Canada (U.S.) and the Company. The Company is engaged in the sale of combination fixed and variable annuity contracts, group life and group health insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

ITEM 2. PROPERTIES.

The Company owns no properties. On February 24, 1999, the Company terminated the lease associated with its annuity operations office as it consolidated the functions performed at this facility with its parent company, Sun Life Assurance Company of Canada (U.S.). After the group sales office lease expired in July 1999, the Company entered into a five-year lease for a facility that combined its group sales office operation and corporate home office.

ITEM 3. LEGAL PROCEEDINGS.

The Company is engaged in various kinds of routine litigation which, in management's judgment, is not expected to have a material impact on capital and surplus.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and as such there is no market for its common stock. The Company paid a cash dividend of $4,700,000 to its immediate parent, Sun Life Assurance Company of Canada (U.S.), on April 13, 2000.

ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I(2)(a) to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the years ended December 31, 2000 and December 31, 1999.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact. This discussion includes forward-looking statements by the Company. These statements relate to such topics as volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

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

2000 AS COMPARED TO 1999

The Company had net income of $1,739,000 for the year ended December 31, 2000 as compared to $4,455,000 for the year ended December 31, 1999, a 61% decrease. One of the key contributors to the decrease was the change from net realized investment gains of $497,000 for the year ended 1999 to net realized investment losses in 2000 of $3,079,000. Total benefits and expenses for the year ended December 31, 2000 increased over the year 1999 by $1,604,000, primarily due to increased amortization of deferred policy acquisition costs. This increase is a result of unfavorable changes in estimated future gross profit assumptions used to calculate amortization of DAC on the annuity products.

INCOME FROM CONTINUING OPERATIONS BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Group Protection segment, the Individual Protection segment, and the Corporate segment.

The following table provides a summary of income from continuing operations by segment, which is discussed more fully below.

                                   2000            1999           $ CHANGE
                                 --------        --------        -----------
WEALTH MANAGEMENT                 $ 1,307         $ 2,958          $ (1,651)
GROUP PROTECTION                    1,199             568               631
INDIVIDUAL PROTECTION                (50)             218              (268)
CORPORATE                           (717)             711            (1,428)
                                  -------         -------          --------
                                  $ 1,739         $ 4,455          $ (2,716)
                                  =======         =======          =========

The decrease in Wealth Management net income was due primarily to a combined decrease in net investment income and net realized investment losses of $1.8 million. The lower investment income for the year was due to declining balances in net fixed deposits in the Company's annuity operations for the first three quarters of 2000. For the year ended December 31, 2000, net fixed annuity deposits were higher than the year 1999 by $2.0 million as contractholders transferred from variable to fixed products due to the unfavorable market conditions in the fourth quarter. Fee income increased $1.5 million, but the increases were offset by increases in operating expenses, primarily commissions. The increases in fee income occurred primarily during the first two quarters of the year as a result of higher market appreciation on the separate account assets. The fee income remained flat during the last two quarters of 2000.

Net income from the Group Protection segment increased by $0.6 million for the year ended December 31, 2000 as compared to 1999 due to improved claims experience and increased net investment income. The business grew only slightly in 2000.

The only products available in the Individual Protection segment are those which converted from the Group Protection segment, therefore, there is minimal activity in this segment. The decrease in net income is due to higher death claims and lower net investment income.

The key factors causing the decline in net income in the Corporate segment were lower net investment income and lower net realized gains for the year ended December 31, 2000 as compared to 1999.

Retained earnings of the Company at December 31, 2000 and 1999 were $23,259,000 and $26,220,000, respectively. Cash dividends of $4,700,000, $6,500,000 and
$3,000,000 million were paid to its parent company, Sun Life Assurance Company of Canada (U.S.), during 2000, 1999 and 1998, respectively. The Company's management considers its capital resources to be adequate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to Instruction I(2)(a) to Form

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (in thousands)

              For the years ended December 31, 2000, 1999 and 1998

                                                         2000          1999         1998
                                                      -----------   -----------  -----------
Revenues

  Premiums and annuity considerations                 $   17,810    $   17,849   $   16,225
  Net investment income                                   11,821        11,906       14,029
  Net realized investment gains (losses)                  (3,079)          497        1,368
  Fee and other income                                     9,753         8,387        7,434
                                                      -----------   -----------  -----------

Total revenues                                            36,305        38,639       39,056
                                                      -----------   -----------  -----------
Benefits and Expenses

  Policyowner benefits                                    19,381        20,153       20,023
  Other operating expenses                                 8,383         9,181        7,473
  Amortization of deferred policy acquisition costs        5,844         2,670        3,234
                                                      -----------   -----------  -----------

Total benefits and expenses                               33,608        32,004       30,730
                                                      -----------   -----------  -----------

Income before income tax expense                           2,697         6,635        8,326

Income tax expense                                           958         2,180        2,723
                                                      -----------   -----------  -----------

Net Income                                            $    1,739    $    4,455   $    5,603
                                                      ===========   ===========  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                 BALANCE SHEETS
                       (in thousands except per share data)

                           December 31, 2000 and 1999

                                     ASSETS                                  2000           1999
                                                                         ------------   ------------
Investments
  Available-for-sale fixed maturities at fair value (amortized cost of
  $110,526 and $122,747 in 2000 and 1999, respectively)                  $    110,843   $    119,940
  Mortgage loans                                                               26,876         26,244
  Policy loans                                                                    541            538
  Short-term investments                                                       16,001          7,295
                                                                         ------------   ------------

Total investments                                                             154,261        154,017

Cash and cash equivalents                                                       7,292         11,458
Accrued investment income                                                       1,765          1,871
Deferred policy acquisition costs                                              23,799         27,893
Other assets                                                                    9,413          7,010
Separate account assets                                                       556,842        632,351
                                                                         ------------   ------------

Total assets                                                             $    753,372   $    834,600
                                                                         ============   ============

                                   LIABILITIES

Future contract and policy benefits                                      $     37,082   $     35,251
Contractholder deposit funds and other policy liabilities                      98,307        108,301
Deferred federal income taxes                                                   1,561          1,674
Other liabilities and accrued expenses                                          4,160            575
Separate account liabilities                                                  556,842        632,351
                                                                         ------------   ------------

Total liabilities                                                             697,952        778,152
                                                                         ------------   ------------

Commitments and contingencies - Note 15

                              STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized;                    $      2,000   $      2,000
  2,000 shares issued and outstanding
Additional paid-in capital                                                     29,500         29,500
Accumulated other comprehensive income (loss)                                     661         (1,272)
Retained earnings                                                              23,259         26,220
                                                                         ------------   ------------
Total stockholder's equity                                               $     55,420   $     56,448
                                                                         ------------   ------------

Total liabilities and stockholder's equity                               $    753,372   $    834,600
                                                                         ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

              For the years ended December 31, 2000, 1999 and 1998

                                                                    2000           1999            1998
                                                                ------------   ------------    ------------
Net income                                                      $      1,739   $      4,455    $      5,603
Other comprehensive income
  Net unrealized holding gains (losses) on available-for-sale
    securities, net of tax                                             1,933         (2,443)           (299)
                                                                ------------   ------------    ------------

Comprehensive income                                            $      3,672   $      2,012    $      5,304
                                                                ============   ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

               For the years ended December 31, 2000, 1999 and 1998

                                                               ACCUMULATED
                                                ADDITIONAL        OTHER                          TOTAL
                                  COMMON         PAID-IN      COMPREHENSIVE      RETAINED    STOCKHOLDER'S
                                  STOCK          CAPITAL          INCOME         EARNINGS        EQUITY
                               ------------    ------------   -------------    ------------  -------------
Balance at December 31, 1997          2,000          29,500           1,470          25,662         58,632

  Net income                                                                          5,603          5,603
  Other comprehensive income                                           (299)                          (299)
  Dividends to stockholder                                                           (3,000)        (3,000)
                               ------------    ------------   -------------    ------------  -------------

Balance at December 31, 1998          2,000          29,500           1,171          28,265         60,936

  Net income                                                                          4,455          4,455
  Other comprehensive income                                         (2,443)                        (2,443)
  Dividends to stockholder                                                           (6,500)        (6,500)
                               ------------    ------------   -------------    ------------  -------------

Balance at December 31, 1999   $      2,000    $     29,500   $      (1,272)   $     26,220  $      56,448

  Net income                                                                          1,739          1,739
  Other comprehensive income                                          1,933                          1,933
  Dividends to stockholder                                                           (4,700)        (4,700)
                               ------------    ------------   -------------    ------------  -------------

Balance at December 31, 2000   $      2,000    $     29,500   $         661    $     23,259  $      55,420
                               ============    ============   =============    ============  =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

              For the years ended December 31, 2000, 1999 and 1998

                                                                 2000          1999          1998
                                                              ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $    1,739    $    4,455    $    5,603
Adjustments to reconcile net income to net cash provided by
operating activities:
  Amortization of  discount and premiums                               7           170            56
  Depreciation and amortization                                       --           122            31
  Net realized gains (losses) on investments                       3,079          (497)       (1,368)
  Interest credited  to contractholder deposit funds               5,751         5,974         7,532
  Deferred federal income taxes                                   (1,154)          879           517
Changes in assets and liabilities:
   Deferred acquisition costs                                      3,943            19        (1,836)
  Outstanding premiums                                              (264)       (1,924)          126
  Accrued investment income                                          106            54           341
  Other assets                                                    (2,139)           --
  Future contract and policy benefits                              2,698         2,342         1,118
  Other, net                                                       3,611        (2,554)            1
                                                              ----------    ----------    ----------

Net cash provided by operating activities                         17,377         9,040        12,121
                                                              ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, maturities and repayments of:
      Available-for-sale fixed maturities                         51,688        78,076        45,941
      Real estate                                                     --         2,009           (13)
      Mortgage loans                                               3,177        11,852        13,115
  Purchases of:
      Available-for-sale fixed maturities                        (42,546)      (70,547)      (42,724)
      Mortgage loans                                              (3,809)       (3,675)           --
      Real estate                                                     --            --        (1,756)
  Net change in policy loans                                          (3)           87            11
  Net change in short-term investments                            (8,706)       (3,404)        6,483
  Changes in other investing activities, net                          --          (222)          165
                                                              ----------    ----------    ----------

Net cash provided by (used in) investing activities                 (199)       14,176        21,222
                                                              ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposits to contractholder deposit funds                    $   11,301    $    8,362    $   24,785
  Withdrawals from contractholder deposit funds                  (27,945)      (23,004)      (65,419)
  Dividends paid to stockholder                                   (4,700)       (6,500)       (3,000)
                                                              ----------    ----------    ----------

Net cash used in financing activities                            (21,344)      (21,142)      (43,634)
                                                              ----------    ----------    ----------

Net change in cash and cash equivalents                           (4,166)        2,074       (10,291)

Cash and cash equivalents, beginning of year                      11,458         9,384        19,675
                                                              ----------    ----------    ----------

Cash and cash equivalents, end of year                        $    7,292    $   11,458    $    9,384
                                                              ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                          $      701    $    2,521    $    2,506

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuity contracts, and group life and disability insurance contracts in its state of domicile, New York. The parent company, Sun Life Assurance Company of Canada (U.S.), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. Sun Life Financial Services of Canada Inc. was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada, which was the Company's ultimate parent at December 31, 1999.

     BASIS OF PRESENTATION

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies.

     For the year ended December 31, 1999, the Company filed its Annual Report on Form 10-K using audited statutory financial statements prepared in accordance with accounting practices prescribed or permitted by the Insurance Department of the State of New York which is a comprehensive basis of accounting other than GAAP. The Company changed its basis of accounting to GAAP and has restated the financial statements for the prior years ended December 31, 1999 and 1998 to conform with GAAP. See Note 13 for a reconciliation of statutory surplus to GAAP equity and statutory net income to GAAP net income.

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

     FINANCIAL INSTRUMENTS

     In the normal course of business, the Company enters into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses. Financial instruments are more fully described in Note 6.

     CASH AND CASH EQUIVALENTS

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVESTMENTS

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity or available-for-sale. In order for the securities to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts. Securities that do not meet this criteria are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported net of policyholder related amounts and deferred income taxes in a separate component of other comprehensive income. Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities repayment, and liquidity characteristics. The Company does not engage in trading activities. All of the Company's fixed maturity securities are available-for-sale. All security transactions are recorded on a trade-date basis.

     The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

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

     A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price. A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount. Loans are also charged against the allowance when determined to be uncollectible. The allowance is based on a continuing review of the loan portfolio, past loss experience and current economic conditions, which may affect the borrower's ability to pay. While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.

     Real estate investments are held for the production of income or held-for-sale. Real estate investments held for the production of income are carried at the lower of cost adjusted for accumulated depreciation or fair value. Depreciation of buildings and improvements is calculated using the straight-line method over the estimated useful life of the property, generally 40 to 50 years. Real estate investments held-for-sale are primarily acquired through foreclosure of mortgage loans. The cost of real estate that has been acquired through foreclosure is the estimated fair value, less estimated costs to dispose at the time of foreclosure.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Interest income on loans is recorded on the accrual basis. Loans are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When a loan is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to principle and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest.

     DEFERRED POLICY ACQUISITION COSTS

     Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses. This amortization is reviewed annually and adjusted retrospectively by a cumulative charge or credit to current operations when the Company revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

     Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. Although realization of deferred policy acquisition costs is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of deferred policy acquisition costs considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced. The amount of amortization of deferred policy acquisition costs could also be revised in the near term if any of the estimates discussed above are revised.

     OTHER ASSETS

     Property, equipment, and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 30 years.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.

     POLICY LIABILITIES AND ACCRUALS

     Future contract and policy benefits are liabilities for life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 4.5% to 5.5% for life insurance and 6.0% to 7.0% for annuities. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon both the Company and its affiliates' experience and industry standards. Estimated liabilities are established for group life and health policies that contain experience rating provisions.

     Contractholder deposit funds consist of policy values that accrue to the holders of investment-related products such as deferred annuities and guaranteed investment contracts. The liabilities are determined using the retrospective deposit method and consist of net deposits and investment earnings less administrative charges. The liability is before the deduction of any applicable surrender charges.

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

     REVENUE AND EXPENSES

     Premiums for traditional individual life and annuity products are considered revenue when due. Premiums related to group disability insurance are recognized as revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy and surrender charges. Revenue is recognized when the charges are assessed, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     The Company files a consolidated federal income tax return with its parent, Sun Life Assurance Company of Canada (U.S.), and other affiliates. Deferred income taxes are generally recognized when assets and liabilities have different value for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

     SEPARATE ACCOUNTS

     The Company has established separate accounts applicable to various classes of contracts providing for variable benefits and are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilites. Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value in the statement of financial position, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations.

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for all fiscal quarters until fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for the Company will begin January 1, 2001. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial condition or results of operations.

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance on when an insurance or other enterprise should recognize a liability for guaranty fund and other assessments and on how to measure such liability. The adoption of SOP 97-3 had no material impact on the financial position or results of operations.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On January 1, 1999, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance for determining whether costs of software developed or obtained for internal use should be capitalized or expensed as incurred. In the past, the Company has expensed such costs as they were incurred. The adoption of SOP 98-1 had no material impact on the financial position or results of operations.

     In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company is currently in the process of quantifying the impact of EITF No. 99-20, the consensus provisions are not expected to have a material impact on the Company's financial condition or results of operations.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

2.   SIGNIFICANT TRANSACTIONS WITH AFFILIATES

     The Company has an agreement with Sun Life Assurance Company of Canada, which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $1,367,000, $2,045,000, and $1,037,000 in 2000, 1999, and
     1998, respectively. In 2000 and 1999, the Company also had an agreement with Sun Life Assurance Company of Canada (U.S.), its parent, whereby its parent will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement totalled $1,918,000 and $3,507,000, respectively.

     The Company declared and paid dividends in the amounts of $4,700,000, $6,500,000, and $3,000,000 to Sun Life Assurance Company of Canada (U.S.) during 2000, 1999, and 1998, respectively. See Note 14 for dividend restrictions information.

     As more fully described in Note 7, the Company has been involved in several reinsurance transactions with Sun Life Assurance Company of Canada.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3.   INVESTMENTS

     FIXED MATURITIES

     The amortized cost and fair value of fixed maturities were as follows (in 000's):

                                                                                   DECEMBER 31, 2000

                                                                                  GROSS        GROSS        ESTIMATED
                                                                  AMORTIZED     UNREALIZED   UNREALIZED        FAIR
                                                                    COST          GAINS       (LOSSES)        VALUE
                                                                  ----------------------------------------------------
     Fixed maturities available-for-sale:
         United States treasury securities, U.S. Government
           and agency securities                                  $   7,269      $     62    $       -     $    7,331
         Mortgage-backed securities                                   5,929            46           (4)         5,971
         Public utilities                                            16,185           130         (173)        16,142
         Transportation                                               7,572            97          (46)         7,623
         Finance                                                     15,630           397          (76)        15,951
         Corporate                                                   57,941         2,275       (2,391)        57,825
                                                                  ----------------------------------------------------
       Total fixed maturities available-for-sale                  $ 110,526      $  3,007    $  (2,690)    $  110,843
                                                                  ====================================================

                                                                                   DECEMBER 31, 1999

                                                                                  GROSS        GROSS        ESTIMATED
                                                                  AMORTIZED     UNREALIZED   UNREALIZED        FAIR
                                                                    COST          GAINS       (LOSSES)        VALUE
                                                                  ----------------------------------------------------
     Fixed maturities available-for-sale:
         United States treasury securities, U.S. Government
           and agency securities                                  $   9,659      $     13    $    (196)    $    9,476
         Mortgage-backed securities                                   4,974             9          (88)         4,895
         Public utilities                                            19,045             7         (590)        18,462
         Transportation                                              11,129             3         (156)        10,976
         Finance                                                     12,792             3         (268)        12,527
         Corporate fixed maturities                                  65,148           181       (1,725)        63,604
                                                                  ---------------------------------------------------
      Total fixed maturities available-for-sale                   $ 122,747      $    216    $  (3,023)    $  119,940
                                                                  ====================================================

     The amortized cost and estimated fair value by maturity periods for fixed maturities are shown below (in 000's). Actual maturities may differ from contractual maturities on mortgage-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3.   INVESTMENTS (CONTINUED)

                                                                             DECEMBER 31, 2000

                                                                     AMORTIZED COST      FAIR VALUE
                                                                     ---------------   -------------
      Maturities of available-for-sale fixed securities:
                Due in one year or less                                $      9,709     $     9,520
                Due after one year through five years                        57,683          57,702
                Due after five years through ten years                       26,222          26,652
                Due after ten years                                          16,912          16,969
                                                                     ---------------   -------------

      Total                                                            $    110,526     $   110,843
                                                                     ===============   =============

     Gross gains of $137,000, and $829,000 and gross losses of $1,742,000, and $594,000 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2000 and 1999, respectively. Fixed maturities with an amortized cost of approximately $404,000 and $405,000 at December 31, 2000 and 1999, respectively, were on deposit with governmental authorities as required by law.

     As of December 31, 2000 and 1999, 96% of the Company's fixed maturities were investment grade and there were no significant concentrations by issuer or by industry, other than U.S. Treasury securities. Investment grade securities are those that are rated "A" or better by nationally recognized rating agencies. The Company believes that unrealized losses are temporary in nature, and accordingly, no provisions for other than temporary impairment of value have been recorded. All of the Company's securities were income-producing for the period ending December 31, 2000 and 1999.

     MORTGAGE LOANS AND REAL ESTATE

     The Company invests in commercial first mortgage loans and real estate throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made. The Company had no real estate holdings at December 31, 2000 or 1999. The carrying value of mortgage net of applicable reserves were as follows (in 000's):

                                                          DECEMBER 31,

                                                      2000             1999
                                                 -------------    ------------
      Total mortgage loans                         $  26,876        $  26,244

     The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgement, the mortgage loan's value has been impaired, appropriate losses are recorded. The Company has no restructured or impaired mortgage loans at December 31, 2000 and 1999, respectively, nor any allowances for losses or reserves for impaired loans.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3.   INVESTMENTS (CONTINUED)

     Mortgage loans comprise the following property types and geographic regions in (000's):

                                                          DECEMBER 31,

     Property Type:                                 2000              1999
                                                 -------------    --------------
     Office building                              $     6,581      $      5,564
     Residential                                        1,099             1,134
     Retail                                             9,909             8,692
     Industrial/warehouse                               5,799             6,612
     Other                                              3,488             4,242
                                                 -------------    --------------

     Total                                        $    26,876      $     26,244
                                                 =============    ==============

                                                          DECEMBER 31,

     Geographic region:                             2000              1999
                                                 -------------    --------------
     Arizona                                      $     2,600      $      2,670
     California                                         1,564             2,208
     Florida                                            1,754               733
     Georgia                                            1,099             1,134
     Indiana                                            2,001             1,375
     Maryland                                           3,488             3,661
     Michigan                                             583               614
     Nevada                                             1,177             1,193
     New Jersey                                           865               911
     New York                                           3,384             3,776
     Ohio                                               1,262             1,271
     Pennsylvania                                       3,119             3,288
     Texas                                                694
     Utah                                               1,588             1,635
     Other                                              1,698             1,775
                                                 -------------    --------------

     Total                                        $    26,876      $     26,244
                                                 =============    ==============

At December 31, 2000, scheduled mortgage loan maturities were as follows (in 000's):

     2001                                          $   4,405
     2002                                              3,119
     2003                                              1,355
     2004                                              4,364
     2005                                              5,080
     Thereafter                                        8,553
                                                  -----------
     Total                                         $  26,876
                                                  ===========

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

3.   INVESTMENTS (CONTINUED)

     Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations,with or without prepayment penalties,and loans may be refinanced.

     The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $3,809,000 and $2,400,000 at December 31, 2000 and 1999,
     respectively.

4.   NET REALIZED INVESTMENT GAINS AND LOSSES

     Net realized investment gains (losses) consisted of the following (in 000's):

                                         2000          1999          1998
                                      ----------    ----------    ----------
     Fixed maturities                 $   (1,611)   $      236    $    1,022
     Mortgage loans                           --             8           359
     Real estate                              --           253           (13)
     Write-down of fixed maturities       (1,468)           --            --
                                      ----------    ----------    ----------
     Total                            $   (3,079)   $      497    $    1,368
                                      ==========    ==========    ==========

5.   NET INVESTMENT INCOME

     Net investment income consisted of the following (in 000's):

                                         2000          1999          1998
                                      ----------    ----------    ----------
     Fixed maturities                 $    9,490    $    9,059    $   10,185
     Mortgage loans                        2,432         3,121         3,956
     Real estate                              --          (156)           17
     Policy loans                             43            54            53
     Other                                    45            45            82
                                      ----------    ----------    ----------
         Gross investment income          12,010        12,123        14,293
     Less: Investment expenses               189           217           264
                                      ----------    ----------    ----------
         Net investment income        $   11,821    $   11,906    $   14,029
                                      ==========    ==========    ==========

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 (in 000's):

                                               DECEMBER 31, 2000         DECEMBER 31, 1999

                                             CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                              AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                           --------------------------------------------------
     Financial assets:
             Cash and cash equivalents      $    7,292   $    7,292   $   11,458   $   11,458
             Fixed maturities                  110,843      110,843      119,940      119,940
             Mortgages                          26,876       27,890       26,244       26,595
             Policy loans                          541          541          538          538
             Short-term investments             16,001       16,001        7,295        7,295

     Financial liabilities:
             Contractholder deposit funds   $   95,508   $   94,447   $  106,400   $  108,424
             Fixed annuity contracts             8,530        8,219        8,916        8,549

     The fair values of cash and cash equivalents are estimated to be cost plus accrued interest which approximates fair value. The fair values of short-term bonds are estimated to be the amortized cost. The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair values of mortgage loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Policy loans are stated at unpaid principal balances, which approximate fair value.

     The fair values of the Company's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7.   REINSURANCE

     GROUP INSURANCE

     The Company has an agreement with Sun Life Assurance Company of Canada whereby Sun Life Assurance Company of Canada reinsures the mortality risks of the group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that Sun Life Assurance Company of Canada will reinsure the mortality risks in excess of $50,000 per policy for group life contracts ceded by the Company.

     The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure $4,000 per policy per month for long-term disability contracts ceded by the Company.

     The effects of reinsurance were as follows (in 000's):

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                      2000         1999         1998
                                                                   ----------   ----------   ----------
     Insurance premiums:
           Direct                                                  $   21,484   $   21,629   $   19,772
           Ceded                                                        3,674        3,780        3,547
                                                                   ----------   ----------   ----------
     Net Premiums                                                  $   17,810   $   17,849   $   16,225
                                                                   ==========   ==========   ==========

     Insurance and other individual policy benefits, and claims:
           Direct                                                  $   23,654   $   23,764   $   22,377
           Ceded                                                        4,273        3,611        2,354
                                                                   ----------   ----------   ----------
     Net policy benefits and claims                                $   19,381   $   20,153   $   20,023
                                                                   ==========   ==========   ==========

     The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.   RETIREMENT PLANS:

     PENSION PLAN

     The Company and certain affiliates participate with Sun Life Assurance Company of Canada in a non-contributory defined benefit pension plan covering essentially all employees. Benefits under all plans are based on years of service and employees' average compensation. The Company's funding policies for the pension plans are to contribute amounts which at least satisfy the minimum amount required by the Employee Retirement Income Security Act of 1974 ("ERISA"); currently the plans are fully funded. Most pension plan assets consist of separate accounts of Sun Life Assurance Company of Canada or other insurance company contracts.

     The following table sets forth the change in the pension plan's projected benefit obligations and assets, as well as the plan's funded status at December 31, 2000, 1999, and 1998 (in 000's):

                                                               YEAR ENDED DECEMBER 31,

                                                        2000            1999            1998
                                                    ------------    ------------    ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year   $     99,520    $    110,792    $     79,684

Service cost                                               5,242           5,632           4,506

Interest cost                                              7,399           6,952           6,452

Actuarial loss (gain)                                        579         (21,480)         21,975

Benefits paid                                             (3,065)         (2,376)         (1,825)
                                                    ------------    ------------    ------------
Projected benefit obligation at end of year         $    109,675    $     99,520    $    110,792
                                                    ============    ============    ============

CHANGE IN FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year      $    158,271    $    151,575    $    136,610

Actual return on plan assets                               8,218           9,072          16,790
Benefits paid                                             (3,285)         (2,376)         (1,825)
                                                    ------------    ------------    ------------
Fair value of plan assets at end of year            $    163,204    $    158,271    $    151,575
                                                    ============    ============    ============

Funded status                                       $     53,529    $     58,752    $     40,783

Unrecognized net actuarial loss                          (12,620)        (20,071)         (2,113)
Unrecognized transition obligation                       (20,561)        (22,617)        (24,674)
Unrecognized prior service cost                            6,501           7,081           7,661
                                                    ------------    ------------    ------------

Prepaid benefit cost                                $     26,849    $     23,145    $     21,657
                                                    ============    ============    ============

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.   RETIREMENT PLANS (CONTINUED):

     The following table sets forth the components of the net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 (in 000's).

                                                           YEAR ENDED DECEMBER 31,

                                                      2000          1999          1998
                                                  ---------------------------------------

     COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost                                  $    5,242    $    5,632    $    4,506

     Interest cost                                      7,399         6,952         6,452

     Expected return on plan assets                   (13,723)      (12,041)      (10,172)

     Amortization of transition obligation asset       (2,056)       (2,056)       (2,056)

     Amortization of prior service cost                   580           580           580

     Recognized net actuarial gain                     (1,146)         (554)         (677)
                                                  ---------------------------------------
     Net periodic benefit cost                     $   (3,704)   $   (1,487)   $   (1,367)
                                                  =======================================
     The Company's share of net periodic benefit   $       52    $       63    $       65
                                                  =======================================

     The projected benefit obligations were based on calculations that utilize certain assumptions. The assumed weighted average discount rate was 7.5% for the years ended December 31, 2000 and 1999. The expected return on plan assets for 2000 and 1999 was 8.75% and the assumed rate of compensation increase for both 2000 and 1999 was 4.50%.

     The Company and certain affiliates also participate with Sun Life
     Assurance Company of Canada and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. Under the various plans the Company matches, up to specified amounts, employees' contributions to the plan. The Company's contributions were $8,000 and $26,000 for the years ended December 31, 2000 and 1999, respectively.

     OTHER POST-RETIREMENT BENEFIT PLANS

     In addition to pension benefits, the Company and certain affiliates provide certain health, dental, and life insurance benefits ("postretirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The following table sets forth the change in other postretirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, 2000, 1999 and 1998 (in 000's).

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.  RETIREMENT PLANS (CONTINUED):

                                                                   2000                1999                1998
                                                             -------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning of year                  $     12,217         $     10,419          $    9,845

     Service cost                                                      529                  413                 240

     Interest cost                                                   1,139                  845                 673

     Actuarial loss                                                  3,665                1,048                 308

     Benefits paid                                                   (465)                 (508)               (647)
                                                              ------------------------------------------------------

     Benefit obligation at end of year                        $     17,085         $     12,217          $   10,419
                                                              ======================================================

     CHANGE IN FAIR VALUE OF PLAN ASSETS:
     Fair value of plan assets at beginning of year           $          -         $          -          $        -

     Employer contributions                                            465                  508                 647

     Benefits paid                                                    (465)                (508)               (647)
                                                              ------------------------------------------------------
     Fair value of plan assets at end of year                 $          -         $          -          $        -
                                                              ======================================================

     Funded Status                                            $    (17,085)        $    (12,217)         $   (10,419)
     Unrecognized net actuarial loss                                 4,914                1,469                  586
     Unrecognized transition obligation                                 95                  140                  185
                                                              ------------------------------------------------------
     Prepaid (accrued) benefit cost                           $    (12,076)        $    (10,608)         $    (9,648)
                                                              ======================================================

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8.   RETIREMENT PLANS (CONTINUED):

     The following table sets forth the components of the net periodic postretirement benefit costs for the years ended December 31, 2000, 1999 and 1998 (in 000's).

                                                                   2000               1999                1998
                                                             ---------------------------------------------------
     COMPONENTS OF NET PERIODIC BENEFIT COST

     Service cost                                             $      529          $      413         $      239


     Interest cost                                                 1,139                 845                673

     Amortization of transition obligation(asset)                     45                  45                 45

     Recognized net actuarial loss (gain)                            219                 164                (20)
                                                              --------------------------------------------------

     Net periodic benefit cost                                $    1,932          $    1,467          $     937
                                                              ==================================================

     The Company's share of net periodic benefit cost         $       11          $        9          $       6
                                                              ==================================================

     In order to measure the postretirement benefit obligation at December 31, 2000 the Company assumed a 10.9% annual rate of increase in the per capita cost of covered health care benefits (5.5% for dental benefits). These rates were assumed to decrease gradually to 5.0% for 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For example, increasing the health care cost trend rate assumptions by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2000 by $3.4 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2000 by $405 thousand. Conversely, decreasing assumed rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2000 by $2.8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2000 by $320 thousand. The assumed weighted average discount rate used in determining the postretirement benefit obligation for both 2000 and 1999 was 7.50%.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.   FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with Sun Life Assurance Company of Canada (U.S.) and other affiliates as previously described in Note 1. Federal income taxes are calculated as if the Company was filing a separate federal income tax return. A summary of the components of federal income tax expense in the statements of income for the years ended December 31, was as follows (in 000's):

                                                           2000             1999             1998
                                                          -------          -------          -------
      Federal income tax expense:
      Current                                             $ 2,112           $1,301           $2,206
      Deferred                                             (1,154)             879              517
                                                          --------          ------           ------

      Total                                               $   958           $2,180           $2,723
                                                          ========          ======           ======

     Federal income taxes attributable to the operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differs from the federal income tax rate as follows:

                                                             2000            1999             1998
                                                           --------        --------        --------
      Expected federal income tax expense                   $  944          $ 2,322         $  2,914
      Other                                                     14            (142)            (191)

                                                            -------         --------        --------

      Federal income tax expense                            $  958          $ 2,180         $  2,723
                                                            =======         ========        ========

     The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                   2000         1999
                                                                ---------    ---------
      Deferred tax assets:
          Investments, net                                       $   650      $   799
          Actuarial liabilities                                    4,442        2,020
          Other                                                        -        3,349
                                                                 --------     -------
      Total deferred tax assets                                    5,092        6,168
                                                                 --------     -------

      Deferred tax liabilities:
          Deferred policy acquisition costs (DAC)                  (6,418)     (7,842)
          Other                                                      (235)          -
                                                                 --------     -------

      Total deferred tax liabilities                               (6,653)     (7,842)
                                                                 --------     -------

      Net deferred tax liabilities                               $ (1,561)   $ (1,674)
                                                                 =========   ========

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9.   FEDERAL INCOME TAXES (CONTINUED)

     The Company makes payments under the tax sharing agreements as if it were filing as a separate company. Cash payments for federal income taxes were approximately $701,000 and $2,521,000, for the years ended December 31, 2000 and 1999, respectively.

     The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. The Company is currently under audit by the IRS for the years 1994 and 1995. In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

10.  LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid claims and claims adjustment expenses related to the group life and group disability products is summarized below (in 000's):

                                                          2000               1999
                                                     ---------------    ---------------
      Balance at January 1                           $      17,755       $     15,002
      Less reinsurance recoverables                         (4,036)            (3,232)
                                                     ---------------     --------------
      Net balance at January 1                              13,719             11,770
                                                     ---------------     --------------
      Incurred related to:
        Current year                                        10,670             12,187
        Prior years                                            (14)            (1,487)
                                                     ---------------     --------------
      Total incurred                                        10,656             10,700
                                                     ---------------     --------------
      Paid losses related to:
        Current year                                        (5,473)            (6,755)
        Prior years                                         (3,395)            (1,996)
                                                     ---------------     --------------
      Total paid                                            (8,868)            (8,751)
                                                     ---------------     --------------

      Net balance at December 31                            20,574             17,755
      Less reinsurance recoverables                         (5,067)            (4,036)
                                                     ---------------     --------------
      Balance at December 31                         $      15,507       $     13,719
                                                     ===============     ==============

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustments expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its individual and group disability lines of business. Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

11.  DEFERRED POLICY ACQUISITION COSTS

     The following illustrates the changes to the deferred policy acquisition cost asset (in 000's):

                                                                         2000                1999
                                                                     -----------         -----------
       Balance at January 1                                           $   27,893           $  26,107
           Acquisition costs deferred                                      1,901               2,651
           Amortized to expense during year                              (5,844)              (2,670)
           Adjustment for unrealized investment gains (losses)
             during year                                                   (151)                1,805
                                                                      ----------           ----------
       Balance at December 31                                         $   23,799           $   27,893
                                                                      ==========           ==========

12.  SEGMENT INFORMATION

     The Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment was defined consistent with the way results are evaluated by the chief operating decision-maker. Net investment income is allocated based on segmented assets by line of business.

     WEALTH MANAGEMENT

     The Wealth Management segment markets and administers both individual fixed and variable annuity products.

     GROUP PROTECTION

     The Group Protection segment markets and administers group life insurance, long-term disability and short-term disability products. These products are sold to employers that provide group benefits for their employees.

     INDIVIDUAL PROTECTION

     The only individual products offered are conversions from the group life products.

     CORPORATE

     The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Management evaluates the results of the operating segments on an after-tax basis. The Company does not materially depend on one or a few customers, brokers or agents. The following amounts pertain to the various business segments (in 000's):

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12.  SEGMENT INFORMATION  (CONTINUED)

                                                           YEAR ENDED DECEMBER 31, 2000

                                                                        PRETAX
                                    TOTAL              TOTAL            INCOME        NET OPERATING             TOTAL
                                  REVENUES         EXPENDITURES         (LOSS)         INCOME(LOSS)            ASSETS
                                --------------    ----------------    ------------    ----------------      --------------
      Wealth Management         $      20,066     $        18,033     $     2,033     $     1,307           $     711,141
      Group Protection                 17,194              15,350           1,844           1,199                  30,514
      Individual Protection               224                 301             (77)            (50)                  1,040
      Corporate                        (1,179)                (76)         (1,103)           (717)                 10,677
                                --------------    ----------------    ------------    ----------------      --------------
                         Total  $      36,305     $        33,608     $     2,697     $     1,739           $     753,372
                                ==============    ================    ============    ================      ==============

                                                             YEAR ENDED DECEMBER 31, 1999

      Wealth Management             $  20,565          $   16,234         $ 4,331     $     2,958           $     804,824
      Group Protection                 16,415              15,541             874             568                  25,172
      Individual Protection               391                  56             335             218                     483
      Corporate                         1,268                 173           1,095             711                   4,121
                                --------------    ----------------    ------------    ----------------      --------------
                         Total      $  38,639          $   32,004         $ 6,635     $     4,455           $     834,600
                                ==============    ================    ============    ================      ==============

                                                             YEAR ENDED DECEMBER 31, 1998

      Wealth Management              $ 21,174          $   16,896         $ 4,278             $ 3,295           $ 703,694
      Group Protection                 15,259              13,023           2,236               1,526              23,297
      Individual Protection               294                 558            (264)               (171)              7,493
      Corporate                         2,329                 253           2,076                 953               9,277
                                --------------    ----------------    ------------    ----------------      --------------
                         Total       $ 39,056          $   30,730         $ 8,326             $ 5,603           $ 743,761
                                ==============    ================    ============    ================      ==============

13.  REGULATORY FINANCIAL INFORMATION

     The Company is required to file annual statements with state regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory net income and capital stock and surplus differs from net income and shareholder's equity reported in accordance with GAAP for stock life insurance companies primarily because, under statutory basis accounting, policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and income tax expense reflects only taxes paid or currently payable.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

13.  REGULATORY FINANCIAL INFORMATION (CONTINUED)

     The following information reconciles statutory net income and statutory surplus with net income and equity on a GAAP basis (in 000's):

                                                                             YEAR ENDED DECEMBER 31,

                                                                   2000                   1999               1998
                                                                -----------           -----------         ----------
      Statutory net income                                        $   2,589            $   4,710           $   6,685

      Adjustments to GAAP for life insurance companies:
        Statutory interest maintenance reserve                        (180)                  254                 320
        Investment income and realized gains (losses)               (2,454)                2,599                 254
        Policyowner benefits                                          3,515               (2,205)             (2,967)
        Deferred policy acquisition costs                            (3,943)                 (19)              1,836
        Deferred income taxes                                         2,069                 (880)               (516)
        Other, net                                                      143                   (4)                 (9)
                                                                -----------            ---------           ---------
      GAAP net income                                           $     1,739            $   4,455           $   5,603
                                                                ===========            =========           =========

                                                                            DECEMBER 31,

                                                                         2000              1999
                                                                      ----------         ---------
      Statutory capital stock and surplus                              $   39,560         $  41,346

      Adjustments to GAAP for life insurance companies:
        Valuation of investments                                          (3,859)            (2,185)
        Deferred policy acquisition costs                                 23,799             27,893
        Future policy benefits and
           Contractholder deposit funds                                   (5,566)           (10,547)
        Deferred income taxes                                             (1,561)            (1,674)
        Statutory interest maintenance reserve                               297                554
        Statutory asset valuation reserve                                    884              1,210
        Other, net                                                         1,866               (149)
                                                                       ----------         ---------
      GAAP equity                                                      $   55,420         $  56,448
                                                                       ==========         =========

14.  DIVIDEND RESTRICTIONS

     The Company's ability to pay dividends is subject to certain restrictions. New York has enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of the Company.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

14.  DIVIDEND RESTRICTIONS (CONTINUED)

     On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the Superintendent of Insurance of the State of New York, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or
     (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the Superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the Superintendent. Dividends in the amount of $4,700,000, $6,500,000, and $3,000,000 were declared and paid during 2000, 1999, and 1998, respectively, by the Sun Life Insurance and Annuity Company of New York to the Company. These dividends were approved by the Board of Directors and the State of New York Insurance Department.

15.  COMMITMENTS AND CONTINGENCIES

     REGULATORY AND INDUSTRY DEVELOPMENTS

     Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds, or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments, which are subject to statutory limits, can be partially recovered through a reduction in future premium taxes in some states. The Company is not able to reasonably estimate the potential effect on it of any such future assessments.

     LITIGATION

     The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurance, management, at the present time, does not anticipate that the ultimate liability arising from such pending and threatened litigation will have a material effect on the financial condition or operating results of the Company.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS

The Company leases various facilities and equipment under operating leases with terms of up to 10 years. As of December 31, 2000, minimum future lease payments under such leases are as follows (in 000's):

                              2001                               $  250,520
                              2002                                  262,264
                              2003                                  270,072
                              2004                                  180,048
                              Thereafter                                  -
                                                                 ----------
                             Total                               $  962,904
                                                                 ==========

Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $419,000, $565,000, and $407,000, respectively.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of Sun Life Insurance and Annuity Company of New York:

We have audited the accompanying balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Boston, Massachusetts


February 7, 2001

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
                                   SCHEDULE VI
                             SUMMARY OF REINSURANCE

                                                                     CEDED TO
                                             GROSS                    OTHER                     NET
                                             AMOUNT                  COMPANIES                  AMOUNT
                                             ------                  ---------                  ------
                                                                    (IN 000'S)
2000
Life Insurance in Force                         4,579,311                  884,784                 3,694,527

Premiums
    Life Insurance                                 16,132                    2,696                    13,436
    Accident and Health                             5,352                      978                     4,374
Total Premiums                                     21,484                    3,674                    17,810

1999
Life Insurance in Force                         5,115,435                1,027,292                 4,088,143

Premiums
    Life Insurance                                 16,806                    2,924                    13,882
    Accident and Health                             4,823                      856                     3,967
Total Premiums                                     21,629                    3,780                    17,849

1998
Life Insurance in Force                         4,544,991                1,010,872                 3,534,119

Premiums
    Life Insurance                                 15,523                    2,723                    12,800
    Accident and Health                             4,249                      824                     3,425
Total Premiums                                     19,772                    3,547                    16,225

INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND STOCKHOLDER
Sun Life Insurance and Annuity Company of New York
Wellesley Hills, Massachusetts

We have audited the balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2000 and 1999, and the related statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 7, 2001 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Boston, Massachusetts



February 7, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Omitted pursuant to Instruction I(2)( c) to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Omitted pursuant to Instruction I(2)( c) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to Instruction I(2)( c) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I(2)( c) to Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial statements (set forth in Item 8):
        -Statements of Income for each of the three years ended December 31, 2000, December 31, 1999 and December 31, 1998.

        -Balance Sheets at December 31, 2000 and December 31, 1999.

        -Statements of Comprehensive Income for each of the three years ended
         December 31, 2000, December 31, 1999 and December 31, 1998.

        -Statements of Stockholder's Equity for each of the three years ended
         December 31, 2000, December 31, 1999 and December 31, 1998.

        -Statements of Cash Flow for each of the three years ended December 31, 2000, December 31, 1999 and December 31, 1998.

        -Notes to Financial Statements, Years Ended December 31, 2000, 1999 and
         1998.

        -Independent Auditors' Report.

(a) 2. Financial statement schedules (set forth below):
        -Schedule I-Summary of Investments, Other than Investments in
         Affiliates.

        -Schedule III-Supplementary Insurance Information.

        -Schedule VI-Summary of Reinsurance.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

             SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
  (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))
                                 SCHEDULE I
        SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN AFFILIATES

                                                                                                      AMOUNT AT WHICH
                                                                                                        SHOWN IN THE
                  TYPE OF INVESTMENT                            COST               VALUE                BALANCE SHEET
                  ------------------                         ----------         -----------         -------------------
                                                                                (IN 000'S)
Bonds:
United States government and government
  Agencies and authorities                                     $  7,269             $  7,331                  $   7,331
Mortgage-backed securities                                        5,929                5,971                      5,971
Public utilities                                                 16,185               16,142                     16,142
Transportation                                                    7,572                7,623                      7,623
Finance                                                          15,630               15,951                     15,951
All other corporate bonds                                        57,941               57,825                     57,825
                                                              ---------             --------                  ---------
        Total bonds                                             110,526              110,843                    110,843
                                                              ---------             --------                  ---------
Mortgage loans                                                   26,876                                          26,876
Policy loans                                                        541                                             541
Short-term investments                                           16,001                                          16,001
                                                              ---------                                      ---------
Total investments                                             $ 153,944                                       $ 154,261
                                                              =========                                      =========

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                                   (IN 000'S)

                                    DEFERRED                  FUTURE POLICY BENEFITS,            OTHER POLICY
                                    ACQUISITION COSTS         LOSSES, CLAIMS AND                 CLAIMS AND
SEGMENT                                                       LOSS EXPENSES                      BENEFITS PAYABLE(1)
INDIVIDUAL PROTECTION
2000                                                                           423
1999                                                                           423

GROUP PROTECTION
2000                                                                        20,559                       3,092
1999                                                                        17,748                       2,182


WEALTH MANAGEMENT
2000                                   23,799                             111,603                           --
1999                                   27,893                             123,475                           --

CORPORATE

2000                                       --                                 587                           --
1999                                       --                                   6                           --


                                                     BENEFITS CLAIMS,           AMORTIZATION            OTHER
                                  NET INVESTMENT     LOSSES, AND                OF DEFERRED             OPERATING
                                  INCOME (2)         SETTLEMENT EXPENSES        ACQUISTION COSTS        EXPENSES
INDIVIDUAL PROTECTION
2000                                   (23)                    301                        --                 --
1999                                  (124)                     56                        --                 --
1998                                    --                     533                        --                 25

GROUP PROTECTION

2000                                 1,633                  11,513                         --             3,837
1999                                 1,254                  11,557                         --             3,984
1998                                 1,172                   9,065                         --             3,958

WEALTH MANAGEMENT

2000                                 9,455                   8,600                      5,844             3,589
1999                                10,877                   9,344                      2,670             4,220
1998                                12,800                  10,703                      3,234             2,959
CORPORATE
2000                                   756                      (3)                                         (73)
1999                                  (101)                     --                         --               173
1998                                    57                      --                         --               253

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses
(2) Net investment income is allocated based on segmented assets by line of business.

ITEM 14. CONTINUED

(a) 3 and (c). Exhibits:
(b)
The following Exhibits are incorporated herein by reference:

EXHIBIT NO.
-----------
3             Declaration of Intent and Charter and By-Laws (Filed as Exhibit 6 to
              Post-Effective Amendment No. 2 to the Registration Statement on Form N-4
              (File No. 333-05037))

4(a)          Flexible Payment Deferred Combination Variable and Fixed Annuity Contract
              [Compass 1](Filed as Exhibit 4 to Post-Effective Amendment No. 17 to
              Registration Statement on Form N-4 (File No. 2-95002))

 (b)          Flexible Payment Deferred Combination Variable and Fixed Annuity Contract
              [Compass 2](Filed as Exhibit 4 to Post-Effective Amendment No. 18 to
              Registration Statement on Form N-4 (File No. 2-95003))

 (c)          Flexible Payment Deferred Combination Variable and Fixed Annuity Contract
              [Compass 3](Filed as Exhibit 4 to Post-Effective Amendment No. 5 to
              Registration Statement on Form N-4 (File No. 33-19765))

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

(b) Reports on Form 8-K

    No reports on Form 8-K have been filed during the year 2000.

(d) No additional financial statements are required to be filed.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Sun Life Insurance and Annuity Company of New York, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK (Registrant)

                    By:                      /s/ JAMES A. MCNULTY, III
                                ------------------------------------------------
                                               James A. McNulty, III
                                                     President

                    Date:                         March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ JAMES A. MCNULTY III            President and Director
-------------------------------------------
           James A. McNultyIII               (Principal Executive Officer)          March 30, 2001

            /s/ DAVEY S. SCOON               Vice President, Finance,
-------------------------------------------
              Davey S. Scoon                    Controller and Treasurer            March 30, 2001

           /s/ JAMES C. BAILLIE              Director
-------------------------------------------
             James C. Baillie                                                      March 30, 2001

       /s/ DONALD B. HENDERSON, JR.          Director
-------------------------------------------
         Donald B. Henderson, Jr.                                                  March 30, 2001

            /s/ DAVID D. HORN                Director
-------------------------------------------
              David D. Horn                                                        March 30, 2001

            /s/ ANGUS A. MACNAUGHTON              Director
-------------------------------------------------
              Angus A. MacNaughton                                                  March 30, 2001

              /s/ PETER R. O'FLINN                Director
-------------------------------------------------
                Peter R. O'Flinn                                                    March 30, 2001

           /s/ FIORAVANTE G. PERROTTA             Director
-------------------------------------------------
             Fioravante G. Perrotta                                                 March 30, 2001

              /s/ RALPH F. PETERS                 Director
-------------------------------------------------
                Ralph F. Peters                                                     March 30, 2001

              /s/ C. JAMES PRIEUR                 Director
-------------------------------------------------
                C. James Prieur                                                     March 30, 2001

              /s/ S. CAESAR RABOY                 Director
-------------------------------------------------
                S. Caesar Raboy                                                     March 31, 2000

             /s/ DONALD A. STEWART                Director
-------------------------------------------------
               Donald A. Stewart                                                    March 30, 2001

             /s/ WILLIAM W. STINSON               Director
-------------------------------------------------
               William W. Stinson                                                   March 30, 2001

          /s/ FREDERICK B. WHITTEMORE             Director
-------------------------------------------------
            Frederick B. Whittemore                                                 March 30, 2001