Form 10-Q
period 2001-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2001-05-15
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934




For the Quarterly Period                             Commission File Number
Ended March 31, 2001                                 33-1079,33-58482
                                                     and 333-09141



               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


      New York                                          04-2845273
------------------------------------------- ------------------------------------
(State or other jurisdiction of                   (IRS Employer I.D. No.)
 incorporation or organization)


122 East 42nd Street, Suite 1900       New York, NY                 10017
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

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

      (1) Yes  |X|  No |_|
      (2) Yes  |X|  No |_|


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a),
(b) AND (c) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

INDEX

                                                                          PAGE
                                                                         NUMBER

PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

      Statements of Income -
        Three Months Ended March 31, 2001 and March 31, 2000 (Unaudited)      1

      Balance Sheets -
        March 31, 2001 (Unaudited) and December 31, 2000 (Audited)            2

      Statements of Comprehensive Income -
        Three Months Ended
        March 31, 2001 (Unaudited) and March 31, (Unaudited)                  3

      Statements of Changes in Stockholder's Equity -
        Three Months Ended
        March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited)             4

      Statements of Cash Flows -
        Three Months Ended
        March 31, 2001 (Unaudited) and March 31, 2000 (Unaudited)             5

      Notes to Unaudited Financial Statements                                 7

  Item 2: Management's Discussion and Analysis of
      Financial Condition and Results of Operations                          10


PART II:  Other Information
  Item 4: Submission of Matters to a Vote of Security Holders                13

  Item 6: Exhibits and Reports on Form 8-K                                   13

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (in thousands)

               For the three months ended March 31, 2001 and 2000

                                                                             UNAUDITED
                                                              ----------------------------------------
                                                                     2001                  2000
                                                              -------------------    -----------------
Revenues

  Premiums and annuity considerations                           $          3,849       $        4,311
  Net investment income                                                    2,846                2,822
  Net realized investment gains (losses)                                     900                 (124)
  Fee and other income                                                     2,027                2,382
                                                              -------------------    -----------------

Total revenues                                                             9,622                9,391
                                                              -------------------    -----------------

Benefits and Expenses

  Policyowner benefits                                                     4,335                4,564
  Other operating expenses                                                 2,085                1,978
  Amortization of deferred policy acquisition costs                        3,065                  473
                                                              -------------------    -----------------

Total benefits and expenses                                                9,485                7,015
                                                              -------------------    -----------------

Income before income tax expense                                             137                2,376

Income tax expense                                                            48                  831
                                                              -------------------    -----------------

Net Income                                                      $             89       $        1,545
                                                              ===================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                 BALANCE SHEETS
                      (in thousands except per share data)

                                                                           UNAUDITED
                                ASSETS                                   MARCH 31, 2001      DECEMBER 31, 2000
                                                                        -----------------    -----------------
Investments
  Fixed maturity securities available for sale at fair value (amortized
  cost of $107,856 and $110,526 in 2001 and 2000, respectively)           $      109,454       $      110,843
  Mortgage loans                                                                  27,123               26,876
  Policy loans                                                                       485                  541
  Short-term investments                                                          11,063               16,001
                                                                        -----------------    -----------------

Total investments                                                                148,125              154,261

Cash and cash equivalents                                                         11,713                7,292
Accrued investment income                                                          1,809                1,765
Deferred policy acquisition costs                                                 20,048               23,799
Other assets                                                                       9,866                9,413
Separate account assets                                                          473,880              556,842
                                                                        -----------------    -----------------

Total assets                                                              $      665,441       $      753,372
                                                                        =================    =================

                             LIABILITIES

Future contract and policy benefits                                       $       37,505       $       37,082
Contractholder deposit funds and other policy liabilities                         93,773               98,307
Deferred federal income taxes                                                      1,156                1,561
Other liabilities and accrued expenses                                             3,485                4,160
Separate account liabilities                                                     473,880              556,842
                                                                        -----------------    -----------------

Total liabilities                                                                609,799              697,952
                                                                        -----------------    -----------------


                         STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized;
  2,000 shares issued and outstanding                                     $        2,000       $        2,000
Additional paid-in capital                                                        29,500               29,500
Accumulated other comprehensive income                                               794                  661
Retained earnings                                                                 23,348               23,259
                                                                        -----------------    -----------------
Total stockholder's equity                                                $       55,642       $       55,420
                                                                        -----------------    -----------------

Total liabilities and stockholder's equity                                $      665,441       $      753,372
                                                                        =================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

               For the three months ended March 31, 2001 and 2000
                                    UNAUDITED

                                                                             UNAUDITED
                                                                  --------------------------------
                                                                       2001              2000
                                                                  ---------------    -------------
Net income                                                          $         89       $    1,545
Other comprehensive income
  Net change in unrealized holding gains (losses) on
    available-for-sale securities, net of tax                                133              (64)
                                                                  ---------------    -------------

Comprehensive income                                                $        222       $    1,481
                                                                  ===============    =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                           STATEMENTS OF STOCKHOLDER'S EQUITY
                                     (in thousands)

                   For the three months ended March 31, 2001 and 2000

                                                                     ACCUMULATED
                                                      ADDITIONAL        OTHER                            TOTAL
                                                        PAID-IN     COMPREHENSIVE       RETAINED      STOCKHOLDER'S
                                      COMMON STOCK      CAPITAL        INCOME           EARNINGS          EQUITY
                                     -------------  ------------- -----------------  -------------  -----------------
Balance at December 31, 1999           $    2,000     $   29,500    $       (1,272)    $   26,220     $       56,448

  Net income                                                                                1,545              1,545
  Other comprehensive income                                                   (64)                              (64)

Balance at March 31, 2000              $    2,000     $   29,500    $       (1,336)    $   27,765     $       57,929
                                     =============  ============= =================  =============  =================


Balance at December 31, 2000                2,000         29,500               661         23,259             55,420

  Net income                                                                                   89                 89
  Other comprehensive income                                                   133                               133

                                     -------------  ------------- -----------------  -------------  -----------------

Balance at March 31, 2001                   2,000         29,500               794         23,348             55,642
                                     =============  ============= =================  =============  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

           SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
  (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

               For the three months ended March 31, 2001 and 2000

                                                                                   UNAUDITED
                                                                            2001              2000
                                                                        -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $         89      $       1,545
Adjustments to reconcile net income to net cash provided
by operating activities:
  Amortization of  discount and premiums                                          (3)                71
  Net realized gains (losses) on investments                                    (900)               124
  Interest credited  to contractholder deposit funds                           1,343              1,492
   Deferred federal income taxes                                                (476)               312
Changes in assets and liabilities:
   Deferred acquisition costs                                                  2,662                (63)
  Outstanding premiums                                                         1,948                783
  Accrued investment income                                                      (44)              (305)
  Other assets                                                                (2,401)               420
  Future contract and policy benefits                                           (326)               (17)
   Other, net                                                                   (711)               848
                                                                        -------------     --------------

Net cash provided by operating activities                                      1,181              5,210
                                                                        -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, maturities and repayments of:
      Available-for-sale fixed maturities                                     16,221              9,262
      Mortgage loans                                                             382              1,587
  Purchases of:
      Available-for-sale fixed maturities                                    (12,635)           (13,030)
      Mortgage loans                                                            (650)            (2,400)
  Net change in policy loans                                                      56                (11)
  Net change in short-term investments                                         4,938                826
                                                                        -------------     --------------

Net cash provided by (used in) investing activities                            8,312             (3,766)
                                                                        -------------     --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                         STATEMENTS OF CASH FLOWS
                              (in thousands)

            For the three months ended March 31, 2001 and 2000

                                                                                     UNAUDITED
                                                                              2001               2000
                                                                         ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deposits to contractholder deposit funds                               $        1,957      $       2,697
  Withdrawals from contractholder deposit funds                                  (7,029)            (5,818)
                                                                         ---------------     --------------

Net cash used in financing activities                                            (5,072)            (3,121)
                                                                         ---------------     --------------

Net change in cash and cash equivalents                                           4,421             (1,677)

Cash and cash equivalents, beginning of period                                    7,292             11,458
                                                                         ---------------     --------------

Cash and cash equivalents, end of period                                 $       11,713      $       9,781
                                                                         ===============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                                     $          877      $         520

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale and administration of individual fixed and variable annuity contracts, and group life and disability insurance contracts in its state of domicile, New York. The parent company, Sun Life Assurance Company of Canada (U.S.), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. Sun Life Financial Services of Canada Inc. was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada, which was the Company's ultimate parent at December 31, 1999.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. There was no effect on the results of operations of the Company.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

2.   MANAGEMENT AND SERVICE CONTRACTS

     The Company has agreements with Sun Life Assurance Company of Canada ("SLOC"), an affiliate, which provide that SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $751,000 and $529,000 for the three month period in 2001 and 2000, respectively.

3.   SEGMENT INFORMATION

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

     The Group Protection segment markets and administers group life and long-term disability insurance to small to mid-size employers.

     The Wealth Management segment markets and administers individual variable annuity products and individual fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

               For the three months ended March 31, 2001 and 2000

                                                                                                       MARCH 31,
                                               PERIOD ENDED MARCH 31, 2001                               2001
                                               ---------------------------                         ----------------
(IN 000'S)
                              TOTAL             TOTAL             PRETAX              NET               TOTAL
                            REVENUES         EXPENDITURES         INCOME            INCOME             ASSETS
                           ------------    -----------------    ------------     --------------    ----------------
Individual Protection        $      68           $        9       $      59         $       38        $        627
Group Protection                 4,092                3,658             434                318              30,062
Wealth Management                4,312                5,817          (1,505)              (720)            620,681
Corporate                        1,150                    1           1,149                453              14,071
                           ------------    -----------------    ------------     --------------    ----------------
                    Total    $   9,622           $    9,485       $     137         $       89        $    665,441
                           ============    =================    ============     ==============    ================

                                                                                                       DECEMBER 31,
                                               PERIOD ENDED MARCH 31, 2000                                2000
                                               ---------------------------                         --------------------
(IN 000'S)
                                TOTAL               TOTAL            PRETAX            NET                TOTAL
                              REVENUES          EXPENDITURES         INCOME          INCOME              ASSETS
                            --------------     ----------------    ------------    ------------    --------------------
Individual Protection             $   119              $   301          $ (182)         $ (118)            $     1,040
Group Protection                    4,197                3,251             946             615                  30,514
Wealth Management                   4,851                3,457           1,394             906                 711,141
Corporate                             224                    6             218             142                  10,677
                            --------------     ----------------    ------------    ------------    --------------------
                     Total        $ 9,391              $ 7,015          $2,376          $1,545             $   753,372
                            ==============     ================    ============    ============    ====================

4.   COMMITMENTS AND CONTINGENT LIABILITIES

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

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the periods ended March 31, 2001 and March 31, 2000.

This Form 10-Q includes forward looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

- Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

-    Changes in interest rates and market conditions.

-    Regulatory and legislative developments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000:

The Company had net income of $89,000 for the period ended March 31, 2001 as compared to $1,545,000 for the period ended March 31, 2000, a 94% decrease. Unfavorable unlocking of assumptions and increased amortization of deferred acquisition costs ("DAC") are the primary reasons for the decline in earnings. Variable account assets decreased 15% from December 31, 2000 and 25% from December 31, 1999. The significant declines in the market values of variable assets reduced the amount of current and expected future gross profits. Revenues were 2% higher than the prior year period due to increases in net investment gains offset by lower premiums and fees in 2001.

NET INCOME BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

The following table provides a summary of income from operations by segment (in thousands), which is discussed more fully below.

                                                2001             2000           $ CHANGE           % CHANGE
WEALTH MANAGEMENT                               $(720)           $ 906           $ (1,626)            (179%)
INDIVIDUAL PROTECTION                              38             (118)               156               132%
GROUP PROTECTION                                  318              615               (297)             (48%)
CORPORATE                                         453              142                311               219%
                                           -----------       ----------    ---------------    ---------------
                                                $  89           $1,545           $ (1,456)             (94%)
                                           ===========       ==========    ===============    ===============

WEALTH MANAGEMENT SEGMENT

The significant decrease in the net income of the Wealth Management segment was driven by the unfavorable unlocking of DAC as noted above. The unfavorable unlocking of DAC on the Regatta and Regatta Gold products was $1.4 million in 2001 as opposed to $8,000 favorable in 2001. Declines in market values of the variable assets associated with these products generate lower mortality and expense charges than expected causing the unlocking of DAC. In addition, the unfavorable market conditions in the first quarter of 2001 resulted in lower fee income. Fee income decreased by $386,000, primarily a result of the lower variable asset balances.

Net deposits of annuity products decreased $0.6 million compared with 2001. The decrease in net deposits results primarily from decreased sales. Total new deposits to fixed and variable annuities decreased in 2001 by $0.9 million. The Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

INDIVIDUAL PROTECTION SEGMENT

The only Individual Protection products offered by the Company are conversions from the group life products. Net income from the Individual Protection segment increased by $156 thousand due to higher death benefits paid in the first quarter of 2000.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. Net income for the first quarter of 2001 from the Group Protection segment decreased by $297 thousand as compared to 2000. An increase in long-term disability reserves due to higher claim activity is the main driver of the decrease in earnings.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

CORPORATE SEGMENT


The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

In 2001, income from operations for this segment increased by $311,000. This increase reflected an increase in net investment income and realized gains and losses of $1.0 million offset by $0.6 million increase in taxes.

Retained earnings of the Company at March 31, 2001 and December 31, 2000 were $23,348,000 and $23,259,000, respectively. The Company's management considers its capital resources to be adequate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H (2)(c).

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

PART II:  OTHER INFORMATION

ITEMS 2, 3 AND 4 HAVE BEEN OMITTED PURSUANT TO GENERAL INSTRUCTION H(2)(b)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   27    Financial Data Schedule (Filed herewith)


    (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

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


                          Sun Life Insurance and Annuity Company of New York

May 15, 2001              /s/ Davey S. Scoon
                          ------------------------------------------------------
                          Davey S. Scoon, Vice President Finance, Controller and
                          Treasurer



May 15, 2001              /s/ Michael K. Moran
                          ------------------------------------------------------
                          Michael K. Moran, Assistant Vice President Finance