Form 10-Q
period 2001-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2001-08-14
CIK 779955

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT 0F 1934


For the Quarterly Period                                  Commission File Number
Ended June 30, 2001                                       33-1079,33-58482
                                                          and 333-09141


               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


     New York                                          04-2845273
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                  (IRS Employer I.D. No.)
incorporation or organization)


122 East 42nd Street, Suite 1900        New York, NY                    10017
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                         (Zip Code)

                                 (212) 922-9242
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

      (1) Yes  |X|  No | |
      (2) Yes  |X|  No | |


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a),
(b) AND (c) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION H.

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

 INDEX



                                                                           PAGE
                                                                          NUMBER

 PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

         Statements of Income -
             Six Months Ended June 30, 2001 and June 30, 2000 (Unaudited)      1

         Statements of Income -
             Three Months Ended June 30, 2001 and June 30, 2000 (Unaudited)    2


         Balance Sheets -
             June 30, 2001 (Unaudited) and December 31, 2000 (Audited)         3

         Statements of Comprehensive Income -
             Six Months Ended June 30, 2001
                 and June 30, 2000 (Unaudited)

         Three Months Ended June 30, 2001 and June 30, 2000 (Unaudited)        4

         Statements of Changes in Stockholder's Equity -
             Six Months Ended June 30, 2001 (Unaudited) and
                 June 30, 2000 (Unaudited)                                     5

         Statements of Cash Flows -
             Six Months Ended June 30, 2001 (Unaudited) and
                 June 30, 2000 (Unaudited)                                     6

      Notes to Unaudited Financial Statements                                  7

      Item 2: Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      11


     PART II:  Other Information
      Item 4: Submission of Matters to a Vote of Security Holders             14

      Item 6: Exhibits and Reports on Form 8-K                                14

               SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
    (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                              STATEMENTS OF INCOME
                                 (in thousands)

                 For the six months ended June 30, 2001 and 2000

                                                                    UNAUDITED
                                                                2001         2000
Revenues

Premiums and annuity considerations                         $    8,538   $    8,948
Net investment income                                            5,613        5,775
Net realized investment gains (losses)                             873         (244)
Fee and other income                                             3,926        4,985
                                                            ----------   ----------

Total revenues                                                  18,950       19,464

Benefits and Expenses

Policyowner benefits                                             9,012        9,811
Other operating expenses                                         4,125        4,172
Amortization of deferred policy acquisition costs                3,588        2,973
                                                            ----------   ----------

Total benefits and expenses                                     16,725       16,956
                                                            ----------   ----------

Income before income tax expense                                 2,225        2,508

Income tax expense                                                 779          878
                                                            ----------   ----------

Net Income                                                  $    1,446   $    1,630
                                                            ==========   ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              STATEMENTS OF INCOME
                                 (in thousands)

                For the three months ended June 30, 2001 and 2000

                                                            UNAUDITED
                                                        2001          2000
Revenues

Premiums and annuity considerations                 $    4,689    $    4,637
Net investment income                                    2,767         2,953
Net realized investment gains (losses)                     (27)         (120)
Fee and other income                                     1,899         2,603
                                                    ----------    ----------

Total revenues                                           9,328        10,073
                                                    ----------    ----------

Benefits and Expenses

Policyowner benefits                                     4,677         5,247
Other operating expenses                                 2,040         2,194
Amortization of deferred policy acquisition costs          523         2,500
                                                    ----------    ----------

Total benefits and expenses                              7,240         9,941
                                                    ----------    ----------

Income before income tax expense                         2,088           132

Income tax expense                                         731            47
                                                    ----------    ----------

Net Income                                          $    1,357    $       85
                                                    ==========    ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 BALANCE SHEETS
                        (in thousands except share data)

                      ASSETS                       UNAUDITED
                                                 JUNE 30, 2001    DECEMBER 31, 2000
Investments
Fixed maturity securities available for sale at
fair value
  (amortized cost of $108,617 and $110,526
  in 2001 and 2000, respectively)                 $  109,722         $  110,843
Mortgage loans                                        28,002             26,876
Policy loans                                             422                541
Short-term investments                                15,832             16,001
                                                  ----------         ----------

Total investments                                    153,978            154,261

Cash and cash equivalents                              8,518              7,292
Accrued investment income                              1,767              1,765
Deferred policy acquisition costs                     19,897             23,799
Other assets                                           8,269              9,413
Separate account assets                              482,448            556,842
                                                  ----------         ----------

Total assets                                      $  674,877         $  753,372
                                                  ==========         ==========

                    LIABILITIES

Future contract and policy benefits               $   38,061         $   37,082
Contractholder deposit funds and other policy
  liabilities                                         90,262             98,307
Deferred federal income taxes                          2,238              1,561
Other liabilities and accrued expenses                 5,123              4,160
Separate account liabilities                         482,448            556,842
                                                  ----------         ----------

Total liabilities                                    618,132            697,952
                                                  ----------         ----------


               STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares
  authorized; 2,000 shares issued and
  outstanding                                     $    2,000          $    2,000
Additional paid-in capital                            29,500              29,500
Accumulated other comprehensive income                   540                 661
Retained earnings                                     24,705              23,259
                                                  ----------          ----------
Total stockholder's equity                        $   56,745          $   55,420
                                                  ----------          ----------

Total liabilities and stockholder's equity        $  674,877          $  753,372
                                                  ==========          ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        2001          2000
Net income                                           $    1,446    $    1,630
Other comprehensive income
Net change in unrealized holding gains (losses) on
        available-for-sale securities, net of tax          (121)         (231)
                                                     ----------    ----------

Comprehensive income                                 $    1,325    $    1,399
                                                     ==========    ==========


                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                        2001          2000
Net income                                           $    1,357    $       85
Other comprehensive income
Net change in unrealized holding gains (losses) on
        available-for-sale securities, net of tax          (254)         (167)
                                                     ----------    ----------

Comprehensive income                                 $    1,103    $      (82)
                                                     ==========    ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                 For the six months ended June 30, 2001 and 2000

                                   (UNAUDITED)

                                                                         ACCUMULATED
                                                      ADDITIONAL            OTHER                                  TOTAL
                                     COMMON            PAID-IN          COMPREHENSIVE           RETAINED       STOCKHOLDER'S
                                     STOCK             CAPITAL              INCOME              EARNINGS           EQUITY
                               ----------------    ----------------    ----------------    ----------------   ----------------
Balance at December 31, 1999   $          2,000    $         29,500    $         (1,272)   $         26,220   $         56,448

Net income                                                                                            1,630              1,630
Other comprehensive income                                                         (231)                                  (231)
Dividends to stockholder                                                                             (4,700)            (4,700)
                               ----------------    ----------------    ----------------    ----------------   ----------------

Balance at June 30, 2000       $          2,000    $         29,500    $         (1,503)   $         23,150   $         53,147
                               ================    ================    ================    ================   ================



Balance at December 31, 2000   $          2,000    $         29,500    $            661    $         23,259   $         55,420

Net income                                                                                            1,446              1,446
Other comprehensive income                                                         (121)                                  (121)
                               ----------------    ----------------    ----------------    ----------------   ----------------

Balance at June 30, 2001       $          2,000    $         29,500    $            540    $         24,705   $         56,745
                               ================    ================    ================    ================   ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                 For the six months ended June 30, 2001 and 2000

                                                                UNAUDITED
                                                           2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $    1,446    $    1,630
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of  discount and premiums                       --            83
   Net realized gains (losses) on investments                 (873)          244
   Interest credited  to contractholder deposit funds        2,635         2,902
   Deferred federal income taxes                               742          (164)
Changes in assets and liabilities:
   Deferred acquisition costs                                2,930         1,940
   Outstanding premiums                                      1,625           706
   Accrued investment income                                    (3)           56
   Other assets                                               (480)          100
   Future contract and policy benefits                        (199)          713
   Other, net                                                  910         1,987
                                                        ----------    ----------

Net cash provided by operating activities                    8,733        10,197

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
   Available-for-sale fixed maturities                      29,491        23,351
   Mortgage loans                                            1,613         1,913
Purchases of:
   Available-for-sale fixed maturities                     (26,675)      (20,794)
   Mortgage loans                                           (2,780)       (2,400)
Net change in policy loans                                     119            22
Net change in short-term investments                           169         3,837
                                                        ----------    ----------

Net cash provided by investing activities                    1,937         5,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits to contractholder deposit funds                     4,452         4,851
Withdrawals from contractholder deposit funds              (13,896)      (12,682)
Dividends paid to stockholder                                   --        (4,700)
                                                        ----------    ----------

Net cash used in financing activities                       (9,444)      (12,531)
                                                        ----------    ----------

Net change in cash and cash equivalents                      1,226         3,595

Cash and cash equivalents, beginning of period               7,292        11,458
                                                        ----------    ----------

Cash and cash equivalents, end of period                $    8,518    $   15,053
                                                        ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
 Income taxes paid                                      $      877    $      701



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

      BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

      In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. Complying with EITF No. 99-20 had no material impact on the Company's financial condition or results of operations.

      In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. This standard was not a material effect on the Company's financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". These Statements are not applicable to the Company.

2.    MANAGEMENT AND SERVICE CONTRACTS

      The Company has agreements with Sun Life Assurance Company of Canada ("SLOC"), an affiliate, which provide that SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $822,000 and $1,574,000 for the three and six month periods in 2001, respectively, and $645,000 and $1,174,000 for the same periods in 2000.

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

The following amounts pertain to the various business segments


                                  SIX MONTHS ENDED JUNE 30, 2001            JUNE 30, 2001
(IN 000'S)
                           TOTAL        TOTAL       PRETAX         NET           TOTAL
                         REVENUES   EXPENDITURES    INCOME        INCOME        ASSETS

Individual Protection   $      107   $        9   $       98    $       63    $      407
Group Protection             8,539        7,117        1,422         1,054        30,378
Wealth Management            8,886        9,544         (658)         (245)      623,895
Corporate                    1,418           55        1,363           574        20,197
                        ----------   ----------   ----------    ----------    ----------
Total                   $   18,950   $   16,725   $    2,225    $    1,446    $  674,877
                        ==========   ==========   ==========    ==========    ==========


                                                                              DECEMBER 31,
                                  SIX MONTHS ENDED JUNE 30, 2000                  2000

                          TOTAL         TOTAL        PRETAX         NET          TOTAL
                         REVENUES   EXPENDITURES     INCOME        INCOME        ASSETS

Individual Protection   $      167   $      300    $     (133)   $      (87)   $    1,040
Group Protection             8,691        7,668         1,023           665        30,514
Wealth Management           10,128        9,005         1,123           730       711,141
Corporate                      478          (17)          495           322        10,677
                        ----------   ----------    ----------    ----------    ----------
Total                   $   19,464   $   16,956    $    2,508    $    1,630    $  753,372
                        ==========   ==========    ==========    ==========    ==========

                                THREE MONTHS ENDED JUNE 30, 2001           JUNE 30, 2001
(IN 000'S)
                           TOTAL        TOTAL       PRETAX        NET        TOTAL
                         REVENUES   EXPENDITURES    INCOME       INCOME       ASSETS
Individual Protection   $       39   $       --   $       39   $       25   $      407
Group Protection             4,447        3,459          988          736       30,378
Wealth Management            4,574        3,727          847          475      623,895
Corporate                      268           54          214          121       20,197
                        ----------   --------     ----------   ----------   ----------
Total                   $    9,328   $    7,240   $    2,088   $    1,357   $  674,877
                        ==========   ==========   ==========   ==========   ==========


                                                                             DECEMBER 31,
                          THREE MONTHS ENDED JUNE 30, 2000                       2000

                           TOTAL        TOTAL        PRETAX         NET         TOTAL
                         REVENUES   EXPENDITURES     INCOME        INCOME       ASSETS
Individual Protection   $       48   $       (1)   $       49    $       31   $    1,040
Group Protection             4,494        4,417            77            50       30,514
Wealth Management            5,277        5,548          (271)         (176)     711,141
Corporate                      254          (23)          277           180       10,677
                        ----------   ----------    ----------    ----------   ----------
Total                   $   10,073   $    9,941    $      132    $       85   $  753,372
                        ==========   ==========    ==========    ==========   ==========


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

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company and its subsidiaries pursuant to these laws may be used as credits for a portion of the associated premium taxes. The Company's management believes that it has recorded adequate accruals for guaranty fund assessments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the periods ended June 30, 2001 and June 30, 2000.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000:

The Company's net income of $1,446,000 for the six months ended June 30 2001 was a slight decrease from net income of $1,630,000 for the same period in 2000. Pre-tax net income decreased by $283,000 for the six months ended June 30, 2001 as compared to the same period in 2000. Lower fee income coupled with unfavorable unlocking of assumptions and increased amortization of deferred acquisition costs ("DAC") are the primary reasons for the decline in earnings. These unfavorable variances are partially offset by more favorable mortality in 2001 versus 2000. Mortality and expense fees are lower by approximately $1 million year to date when compared to the same period in 2000. This is directly related to the overall decline in variable account asset balances. Although market conditions improved in the second quarter of 2001 as compared to the first quarter, variable account asset balances have decreased 13% from December 31, 2000 and 24% from December 31, 1999. The result was decreased fee income for the period in addition to a reduced amount of current and expected future gross profits. Lower gross profits created unfavorable unlocking of assumptions on DAC and increased DAC amortization.

NET INCOME BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment (in thousands), which is discussed more fully below.

                           2001          2000        $ CHANGE      % CHANGE
Wealth Management       $     (245)   $      730    $     (975)        -134%
Group Protection             1,054           665           389            58%
Individual Protection           63           (87)          150         -172%
Corporate                      574           322           252            78%
                        ----------    ----------    ----------    ----------
                        $    1,446    $    1,630    $     (184)         -11%
                        ==========    ==========    ==========    ==========

WEALTH MANAGEMENT SEGMENT

The significant decrease in the net income of the Wealth Management segment was driven by the lower fees and unfavorable unlocking of DAC as noted above. The unfavorable unlocking of DAC was $2.1 million for the six months ended June, 30 2001 as opposed to $0.7 million for the same period in 2000. Declines in market values of the variable assets associated with the annuity products generate lower mortality and expense charges than expected causing the unlocking of DAC. In addition, the unfavorable market resulted in lower fee income. Mortality and expense fees decreased by $842,000, primarily a result of the lower variable asset balances.

Total new deposits of annuity products decreased $4 million compared with the six months ended June 30, 2001. The decrease in deposits results primarily from decreased sales. Surrenders for the six months ended June 30, 2001 have decreased by $12 million as compared to 2000 due to a significant amount of surrender activity in the second quarter of 2000 relating to older products which are no longer actively marketed. Surrenders are $8 million higher than the same period in 1999. The Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. Net income for the second quarter of 2001 from the Group Protection segment increased by $389,000 as compared to 2000. A decrease in death claims is the main driver of the increase in earnings.

INDIVIDUAL PROTECTION SEGMENT

The only Individual Protection products offered by the Company are conversions from the group life products. Net income from the Individual Protection segment increased by $150,000 due to higher death benefits paid in the first quarter of 2000.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

In 2001, net income for this segment increased by $252,000. This increase reflected an increase in net investment income and realized gains and losses of $0.8 million offset by $0.6 million increase in taxes.

Retained earnings of the Company at June 30, 2001 and December 31, 2000 were $24,705,000 and $23,259,000, respectively. The Company's management considers its capital resources to be adequate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H (2)(c).

PART II:  OTHER INFORMATION

ITEMS 2, 3 AND 4 HAVE BEEN OMITTED PURSUANT TO GENERAL INSTRUCTION H(2)(b)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Sun Life Insurance and Annuity Company of New York

August 14, 2001
                                       /s/ DAVEY S. SCOON
                        ------------------------------------------------
                        Davey S. Scoon, Vice President Finance, Controller and Treasurer


August 14, 2001
                                       /s/ MICHAEL K. MORAN
                        --------------------------------------------------
                        Michael K. Moran, Assistant Vice President Finance