Form 10-Q
period 2001-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2001-11-14
CIK 779955

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period                                 Commission File Number
Ended September 30, 2001                                 33-1079,33-58482
                                                         and 333-09141

            SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
           (Exact name of registrant as specified in its charter)

     New York                                                 04-2845273
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer I.D. No.)
 incorporation or organization)

122 East 42nd Street, Suite 1900       New York, NY                    10017
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

                                    INDEX

                                                                            PAGE
                                                                           NUMBER
 PART I:   Financial Information

  Item 1: Unaudited Financial Statements:

       Statements of Income -
         Nine Months Ended September 30, 2001
                  and September 30, 2000 (Unaudited)                          1

       Statements of Income -
         Three Months Ended September 30, 2001
                  and September 30, 2000 (Unaudited)                          2

       Balance Sheets -
         September 30,2001 (Unaudited) and December 31, 2000                  3

       Statements of Comprehensive Income -
         Nine Months Ended September 30, 2001
            and September 30, 2000 (Unaudited)                                4

         Three Months Ended September 30, 2001
            and September 30, 2000(Unaudited)                                 4

       Statements of Changes in Stockholder's Equity -
         Nine Months Ended September 30, 2001 (Unaudited) and
            September 30, 2000 (Unaudited)                                    5

       Statements of Cash Flows -
         Nine Months Ended September 30, 2001 (Unaudited)
            and September 30, 2000 (Unaudited)                                6

      Notes to Unaudited Financial Statements                                 7

  Item 2: Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         11


 PART II:  Other Information

  Item 6: Exhibits and Reports on Form 8-K                                   14

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                             STATEMENTS OF INCOME
                                (in thousands)

             For the nine months ended September 30, 2001 and 2000

                                                                             UNAUDITED
                                                                        2001           2000
Revenues

Premiums and annuity considerations                                  $  13,102       $  13,527
Net investment income                                                    8,301           8,803
Net realized investment gains (losses)                                     994            (286)
Fee and other income                                                     5,697           7,373
                                                                     ---------       ---------

Total revenues                                                          28,094          29,417
                                                                     ---------       ---------

Benefits and Expenses

Policyowner benefits                                                    14,273          14,786
Other operating expenses                                                 6,616           6,438
Amortization of deferred policy acquisition costs                        4,516           3,769
                                                                     ---------       ---------

Total benefits and expenses                                             25,405          24,993
                                                                     ---------       ---------
Income before income tax expense                                         2,689           4,424

Income tax expense                                                         941           1,549
                                                                     ---------       ---------

Net Income                                                           $   1,748       $   2,875
                                                                     =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                             STATEMENTS OF INCOME
                                (in thousands)

             For the three months ended September 30, 2001 and 2000

                                                                             UNAUDITED
                                                                        2001           2000
Revenues

Premiums and annuity considerations                                  $   4,564       $   4,579

Net investment income                                                    2,688           3,028
Net realized investment gains (losses)                                     121             (42)
Fee and other income                                                     1,771           2,388
                                                                     ---------       ---------

Total revenues                                                           9,144           9,953
                                                                     ---------       ---------
Benefits and Expenses

Policyowner benefits                                                     5,261           4,975
Other operating expenses                                                 2,491           2,266
Amortization of deferred policy acquisition costs                          928             796
                                                                     ---------       ---------

Total benefits and expenses                                              8,680           8,037
                                                                     ---------       ---------
Income before income tax expense                                           464           1,916

Income tax expense                                                         162             671
                                                                     ---------       ---------

Net Income                                                           $     302       $   1,245
                                                                     =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                                BALANCE SHEETS
                       (in thousands except share data)

                      ASSETS                               UNAUDITED
                                                      SEPTEMBER 30, 2001        DECEMBER 31, 2000
Investments
Fixed maturity securities available for sale at
  fair value (amortized cost of $102,908 and $110,526
  in 2001 and 2000, respectively)                         $      106,051           $      110,843
Mortgage loans                                                    27,071                   26,876
Policy loans                                                         377                      541
Short-term investments                                            13,724                   16,001
                                                          --------------           --------------

Total investments                                                147,223                  154,261

Cash and cash equivalents                                         15,604                    7,292
Accrued investment income                                          1,868                    1,765
Deferred policy acquisition costs                                 18,824                   23,799
Other assets                                                       8,735                    9,413
Separate account assets                                          401,715                  556,842
                                                          --------------           --------------

Total assets                                              $      593,969           $      753,372
                                                          ==============           ==============

                    LIABILITIES

Future contract and policy benefits                       $       39,310           $       37,082
Contractholder deposit funds and other policy
  liabilities                                                     86,862                   98,307
Deferred federal income taxes                                      3,502                    1,561
Other liabilities and accrued expenses                             4,579                    4,160
Separate account liabilities                                     401,715                  556,842
                                                          --------------           --------------

Total liabilities                                         $      535,968           $      697,952
                                                          --------------           --------------

               STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized;
  2,000 shares issued and outstanding                     $        2,000           $        2,000
Additional paid-in capital                                        29,500                   29,500
Accumulated other comprehensive income                             1,494                      661
Retained earnings                                                 25,007                   23,259
                                                          --------------           --------------
Total stockholder's equity                                $       58,001           $       55,420
                                                          --------------           --------------

Total liabilities and stockholder's equity                $      593,969           $      753,372
                                                          ==============           ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                    STATEMENTS OF COMPREHENSIVE INCOME
                              (in thousands)

                               (UNAUDITED)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                2001           2000
Net income                                                    $  1,748       $   2,875
Other comprehensive income
Net change in unrealized holding gains (losses) on
        available-for-sale securities, net of tax                  833             262
                                                              --------       ---------

Comprehensive income                                          $  2,581       $   3,137
                                                              ========       =========

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                2001           2000

Net income                                                    $    302       $   1,245
Other comprehensive income
Net change in unrealized holding gains (losses) on
        available-for-sale securities, net of tax                  954             493
                                                              --------       ---------

Comprehensive income                                          $  1,256       $   1,738
                                                              ========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                              (in thousands)

             For the nine months ended September 30, 2001 and 2000

                               (UNAUDITED)

                                                                           ACCUMULATED
                                                             ADDITIONAL       OTHER                           TOTAL
                                               COMMON         PAID-IN     COMPREHENSIVE       RETAINED     STOCKHOLDER'S
                                                STOCK         CAPITAL        INCOME           EARNINGS        EQUITY
                                             ---------       ----------   -------------      ----------    -------------
Balance at December 31, 1999                 $   2,000       $   29,500   $      (1,272)     $   26,220      $   56,448

Net income                                                                                        2,875           2,875
Other comprehensive income                                                          262                             262
Dividends to stockholder                                                                         (4,700)         (4,700)
                                             ---------       ----------   -------------      ----------      ----------

Balance at September 30, 2000                $   2,000       $   29,500   $      (1,010)     $   24,395      $   54,885
                                             =========       ==========   =============      ==========      ===========

Balance at December 31, 2000                 $   2,000       $   29,500   $         661      $   23,259      $   55,420

Net income                                                                                        1,748           1,748
Other comprehensive income                                                          833                             833
                                             ---------       ----------   -------------      ----------      ----------

Balance at September 30, 2001                $   2,000       $   29,500   $       1,494      $   25,007      $   58,001
                                             =========       ==========   =============      ==========      ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                          STATEMENTS OF CASH FLOWS
                              (in thousands)

            For the nine months ended September 30, 2001 and 2000

                                                                           2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    1,748        $   2,875
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization of  discount and premiums                                      17               43
   Net realized gains (losses) on investments                                (994)             286
   Interest credited  to contractholder deposit funds                       3,979            4,323
   Deferred federal income taxes                                            1,494              (14)
Changes in assets and liabilities:
   Deferred acquisition costs                                               3,436            2,330
   Outstanding premiums                                                     1,454              242
   Accrued investment income                                                 (103)             (90)
   Other assets                                                              (775)          (3,035)
   Future contract and policy benefits                                      2,227            1,705
   Other, net                                                                (636)           4,558
                                                                       ----------        ---------

Net cash provided by operating activities                                  11,847           13,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities and repayments of:
   Available-for-sale fixed maturities                                     39,244           40,776
   Mortgage loans                                                           3,174            2,255
Purchases of:
   Available-for-sale fixed maturities                                    (30,595)         (29,661)
   Mortgage loans                                                          (3,430)          (3,809)
Net change in policy loans                                                    164              (22)
Net change in short-term investments                                        2,277           (8,266)
                                                                       ----------        ---------

Net cash provided by investing activities                                  10,834            1,273

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits to contractholder deposit funds                                    7,380            7,958
Withdrawals from contractholder deposit funds                             (21,749)         (18,385)
Dividends paid to stockholder                                                --             (4,700)
                                                                        ---------      -----------

Net cash used in financing activities                                     (14,369)         (15,127)
                                                                        ---------      -----------
Net change in cash and cash equivalents                                     8,312             (631)

Cash and cash equivalents, beginning of period                              7,292           11,458
                                                                        ---------      -----------
Cash and cash equivalents, end of period                                $  15,604      $    10,827
                                                                        =========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Income taxes paid                                                      $     877      $       701



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

              SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
   (WHOLLY-OWNED SUBSIDIARY OF SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.))

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale and administration of individual fixed and variable annuity contracts, and group life, disability insurance, and stop loss contracts in its state of domicile, New York. The parent company, Sun Life Assurance Company of Canada (U.S.), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. Sun Life Financial Services of Canada Inc. was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada, which was the Company's ultimate parent at December 31, 1999.

      BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

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

      In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. This standard did not have a material effect on the Company's financial position or results of operations.

      In July 2001, the FASB issued SFAS No. 141 "Business Combinations", SFAS No. 142 "Goodwill and Other Intangible Assets", and SFAS 143 "Accounting for Asset Retirement Obligations." These Statements are not applicable to the Company.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of." This statement is not applicable to the Company.

2.    MANAGEMENT AND SERVICE CONTRACTS

      The Company has agreements with Sun Life Assurance Company of Canada, an affiliate, which provide that Sun Life Assurance Company of Canada will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,423,000 and $2,997,000 for the three and nine month periods ended September 30, 2001, and $902,000 and $2,076,000 for the same corresponding periods in 2000.

3.    SEGMENT INFORMATION

      The Company offers financial products and services such as fixed and variable annuities, retirement plan services, life insurance on an individual and group basis, as well as disability and stop loss insurance on a group basis. Within these areas, the Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing related activities.

      The Individual Protection segment administers life insurance products sold to individuals under conversions from group policies.

      The Group Protection segment markets and administers group life, long-term disability and stop loss insurance to small to mid-size employers.

      The Wealth Management segment markets and administers individual variable annuity products and individual fixed annuity products which include market value adjusted annuities, and other retirement benefit products.

The following amounts pertain to the various business segments:

                                                                                              SEPTEMBER 30,
                                     NINE MONTHS ENDED SEPTEMBER 30, 2001                         2001
                             ---------------------------------------------------------        -------------
(IN 000'S)
                              TOTAL                TOTAL         PRETAX         NET               TOTAL
                             REVENUES          EXPENDITURES      INCOME        INCOME             ASSETS
Individual Protection        $    248           $        9      $    239      $    162         $       532
Group Protection               13,090               11,890         1,200           916              32,014
Wealth Management              12,882               13,411          (529)          (85)            545,952
Corporate                       1,874                   95         1,779           755              15,471
                             --------           ----------      --------      --------         -----------
Total                        $ 28,094           $   25,405      $  2,689      $  1,748         $   593,969
                             ========           ==========      ========      ========         ===========

                                                                                               DECEMBER 31,
                                     NINE MONTHS ENDED SEPTEMBER 30, 2000                         2000
                             ---------------------------------------------------------        -------------
(IN 000'S)
                              TOTAL                TOTAL         PRETAX         NET               TOTAL
                             REVENUES          EXPENDITURES      INCOME        INCOME             ASSETS
Individual Protection        $    220           $      300      $    (80)     $    (52)        $      1,040
Group Protection               13,159               11,788         1,371           891               30,514
Wealth Management              15,469               12,940         2,529         1,644              711,141
Corporate                         569                  (35)          604           392               10,677
                             --------           ----------      --------      --------         ------------
Total                        $ 29,417           $   24,993      $  4,424      $  2,875         $    753,372
                             ========           ==========      ========      ========         ============

                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                           ---------------------------------------------------------
(IN 000'S)
                             TOTAL            TOTAL             PRETAX          NET
                           REVENUES        EXPENDITURES         INCOME        INCOME
Individual Protection     $     141        $          -         $  141        $   99
Group Protection              4,551               4,773           (222)         (138)
Wealth Management             3,996               3,867            129           160
Corporate                       456                  40            416           181
                          ---------        ------------         ------        ------
Total                     $   9,144        $      8,680         $  464        $  302
                          =========        ============         ======        ======

                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                           ---------------------------------------------------------

                             TOTAL            TOTAL             PRETAX          NET
                           REVENUES        EXPENDITURES         INCOME        INCOME
Individual Protection     $      53        $          -         $   53        $   35
Group Protection              4,468               4,120            348           226
Wealth Management             5,341               3,935          1,406           914
Corporate                        91                 (18)           109            70
                          ---------        ------------         ------        ------
Total                     $   9,953        $      8,037         $1,916        $1,245
                          =========        ============         ======        ======

4.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses, will have a material adverse effect on the financial condition or operating results of the Company.

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

The national tragedy of September 11, 2001 has had an adverse impact on the airline, hotel and hospitality businesses. The Company has approximately $1,748,000 of fixed maturities invested in entities associated with these industries. The Company has considered the recoverability of these investments and has recorded them at fair value, which was above cost, as of September 30, 2001 in the financial statements. The Company will continue to monitor the recoverability of these investments to determine if any other-than-temporary declines due to the decrease in market value are necessary. The Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there is no material claims exposure to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statements of Income between the periods ended September 30, 2001 and September 30, 2000.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO 2000:

The Company's net income for the nine months ended September 30, 2001 was $1,748,000, compared to net income of $2,875,000 for the same period in 2000, a decrease of 39%. Lower fee income coupled with unfavorable unlocking of assumptions of deferred acquisition costs ("DAC") are the primary reasons for the decline in earnings. These unfavorable variances are partially offset by increased net realized gains.

Fee income is lower by approximately $1.8 million year to date when compared to the same period in 2000. This is directly related to the overall decline in variable account asset balances. Unfavorable market conditions have decreased variable account asset balances by 28% from December 31, 2000 and 36% from December 31, 1999. The result is decreased fee income for the period in addition to a reduced amount of expected future gross profits. Lower expected future gross profits creates unfavorable unlocking of assumptions on DAC.

NET INCOME BY SEGMENT

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment (in thousands), which is discussed more fully below.

                                2001             2000           $ CHANGE           % CHANGE
Wealth Management           $     (85)       $    1,644        $   (1,729)            -105%
Group Protection                  916               891                25                3%
Individual Protection             162               (52)              214              412%
Corporate                         755               392               363               93%
                            ---------        ----------        ----------          --------
                            $   1,748        $    2,875        $   (1,127)             -39%
                            =========        ==========        ==========          ========

WEALTH MANAGEMENT SEGMENT

The significant decrease in the net income of the Wealth Management segment was driven by the lower fees and unfavorable unlocking of DAC as noted above. The unfavorable unlocking of DAC was $2.2 million for the nine months ended September 30, 2001 as opposed to $0.5 million for the same period in 2000. Declines in market values of the variable assets associated with the annuity products generate lower mortality and expense charges than expected causing the unlocking of DAC in addition to lower fee income. Mortality and expense fees decreased by $1.5 million, primarily a result of the lower variable asset balances.

Total new deposits of annuity products for the nine months ended September 30, 2001 decreased $5 million compared with the nine months ended September 30, 2000. The decrease in new deposits results primarily from decreased sales in variable annuities; new deposits in fixed products were comparable to the same period of 2000. Despite the decrease in sales, net deposits for the nine months ended September 30, 2001 increased $4 million over the same period in 2000. The favorable variance in net deposits is due to a significant amount of surrender activity which occurred in the second quarter of 2000 relating to older products which are no longer actively marketed. Surrenders for the three months ended September 30, 2001 have actually increased by $3 million as compared to the same period of 2000. The Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products such as Futurity, and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.

GROUP PROTECTION SEGMENT

The Group Protection segment focuses on providing life and disability insurance to small and medium sized employers as part of those companies' employee benefit programs. Net income for the nine months ended September 30, 2001 from the Group Protection segment was comparable to the same period in 2000. Increased net investment income and realized gains and losses for the period offset decreased premium revenue resulting in only a slight change in total revenue for the nine months ended September 30, 2001 as compared to the same period of 2000. Expenses also remained flat in total for the nine months ended September 30, 2001 as compared to 2000.

INDIVIDUAL PROTECTION SEGMENT

The only Individual Protection products offered by the Company are conversions from the group life products. Net income from the Individual Protection segment for the nine months ended September 30, 2001 increased by $214,000 over the same period in 2000 due to higher death benefits paid in the first quarter of 2000.

CORPORATE SEGMENT

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. In 2001, net income for this segment increased by $363,000. This increase reflected an increase in net investment income and realized gains and losses of $1.2 million offset by $0.8 million increase in taxes.

Retained earnings of the Company at September 30, 2001 and December 31, 2000 were $25,007,000 and $23,259,000, respectively. The Company's management considers its capital resources to be adequate.

OTHER MATTERS

     The national tragedy of September 11, 2001 has had an adverse impact on the airline, hotel and hospitality businesses. The Company has approximately $1.7 million of fixed maturities invested in entities associated with these industries. The Company has considered the recoverability of these investments and has recorded them at fair value, which was above cost, as of September 30, 2001 in the financial statements. The Company will continue to monitor the recoverability of these investments to determine if any other than temporary declines due to the decrease in market value are necessary. The Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there is no material claims exposure to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to General Instruction H (2)(c).

PART II:  OTHER INFORMATION

ITEMS 2, 3 AND 4 HAVE BEEN OMITTED PURSUANT TO GENERAL INSTRUCTION H(2)(B)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Sun Life Insurance and Annuity Company of New York

November 14, 2001
                             /s/ DAVEY S. SCOON
                             ------------------------------------------------
                             Davey S. Scoon, Vice President Finance,
                             Controller and Treasurer

November 14, 2001
                             /s/ MICHAEL K. MORAN
                             ------------------------------------------------
                             Michael K. Moran, Assistant Vice President Finance