Form 10-K
period 2001-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2002-03-28
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2001	33-1079, 33-58482 and
333-09141

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, Suite 1900	10017
New York, New York
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange
on which registered
None	None

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

Registrant has 2,000 shares of common stock outstanding on March 29, 2002, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and as such there is no market for its common stock. The Company paid no cash dividends to its immediate parent, Sun Life Assurance Company of Canada (U.S.), during 2001.

Item 6. SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I(2)(a) to Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the years ended December 31, 2001 and December 31, 2000.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact. This discussion includes forward-looking statements by the Company. These statements relate to such topics as volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

2001 as compared to 2000

The Company had net income of $2,836,000 for the year ended December 31, 2001 as compared to $1,739,000 for the year ended December 31, 2000, a 63% increase. One of the key contributors to the increase was the change from net realized investment losses of $3,079,000 for the year ended 2000 to net realized investment gains in 2001 of $648,000. Offsetting the increased income from net realized gains were lower net investment income, which was unfavorable by $992,000, and reduced fee income, which was unfavorable by $2,426,000. The decrease in fee income is due to lower variable asset account balances in 2001 which, primarily due to unfavorable market conditions, have been reduced by 22% since December 31, 2000.

Total benefits and expenses for the year ended December 31, 2001 were comparable to 2000.

Income From Continuing Operations By Segment

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Group Protection segment, the Individual Protection segment, and the Corporate segment.

The following table provides a summary of income from continuing operations by segment, which is discussed more fully below.

	2001	2000	$ Change
Wealth Management	$ 194
$       1,307

$   (1,113)

Group Protection	2,641
1,199
			1,442
Individual Protection	(489)	(50)	(439)
Corporate	490	(717)	1,207
	$ 2,836	$ 1,739	$ 1,097

The decrease in Wealth Management net income was due primarily to decreased fee income and lower net investment income. As noted above, fees decline when the variable account assets decrease since they are calculated as a percentage of variable account net assets. Unfavorable market conditions and increased surrenders during 2001 and 2000 have lowered the value of these assets resulting in a 22% decrease since December 31, 2000 and a 31% decrease since December 31, 1999. The decrease in net investment income for the year was due to declining balances in net fixed deposits in the Company's annuity operations. Interest paid to policyholders also decreased due to the lower balances in net fixed deposits, partially offsetting the decreased net investment income.

Net income from the Group Protection segment increased by $1,442,000 for the year ended December 31, 2001 as compared to 2000 due to increased premiums. Rate increases on renewals and new business together with increased volume in the life products and persistency in the life in-force block of business resulted in increased premiums. Claims were comparable to 2000.

The only products available in the Individual Protection segment are those which converted from the Group Protection segment, therefore, there is minimal activity in this segment. The decrease in net income is due to an increase in reserves due to revised mortality assumptions.

The key factors causing the increase in net income in the Corporate segment were increased net realized gains for the year ended December 31, 2001 as compared to 2000.

Retained earnings of the Company at December 31, 2001 and 2000 were $26,095,000 and $23,259,000, respectively. Cash dividends of $4,700,000 and $6,500,000 million were paid to its parent company, Sun Life Assurance Company of Canada (U.S.), during 2000 and 1999, respectively. No dividends were paid during 2001. The Company's management considers its capital resources to be adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Financial statements, in the form required by Regulation S-X, are set forth below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Revenues

Premiums and annuity considerations	$ 19,187	$ 17,810	$ 17,849
Net investment income	10,829	11,821	11,906
Net realized investment gains (losses)	648	(3,079)	497
Fee and other income	7,327	9,753	8,387

Total revenues	37,991	36,305	38,639

Benefits and Expenses

Policyowner benefits	19,525	19,381	20,153
Other operating expenses	9,198	8,383	9,181
Amortization of deferred policy acquisition costs	4,898	5,844	2,670

Total benefits and expenses	33,621	33,608	32,004

Income before income tax expense	4,370	2,697	6,635

Income tax expense	1,534	958	2,180

Net Income	$ 2,836	$ 1,739	$ 4,455

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands )

December 31, 2001 and 2000
ASSETS	2001	2000
Investments
Available-for-sale fixed maturities at fair value (amortized cost of
$106,939 and $110,526 in 2001 and 2000, respectively)	$ 109,097	$ 110,843
Mortgage loans	24,253	26,876
Policy loans	413	541
Short-term investments	17,757	16,001

Total investments	151,520	154,261

Cash and cash equivalents	9,107	7,292
Accrued investment income	1,692	1,765
Deferred policy acquisition costs	19,312	23,799
Other assets	7,976	9,413
Separate account assets	434,263	556,842

Total assets	$ 623,870	$ 753,372

LIABILITIES

Future contract and policy benefits	$ 39,919	$ 37,082
Contractholder deposit funds and other policy liabilities	83,462	98,307
Deferred federal income taxes	4,680	1,561
Other liabilities and accrued expenses	2,765	4,160
Separate account liabilities	434,263	556,842

Total liabilities	$ 565,089	$ 697,952

Commitments and contingencies - Note 15

STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized;
2,000 shares issued and outstanding	$ 2,000	$ 2,000
Additional paid-in capital	29,500	29,500
Accumulated other comprehensive income	1,186	661
Retained earnings	26,095	23,259
Total stockholder's equity	$ 58,781	$ 55,420

Total liabilities and stockholder's equity	$ 623,870	$ 753,372

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Net income	$ 2,836	$ 1,739
$   4,455

Other comprehensive income
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax	525	1,933	(2,443)

Comprehensive income	$ 3,361	$ 3,672	$ 2,012

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the years ended December 31, 2001, 2000 and 1999
			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder's
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 1998	$ 2,000	$ 29,500	$ 1,171	$ 28,265	$ 60,936

Net income				4,455	4,455
Other comprehensive income
(loss)			(2,443)		(2,443)
Dividends to stockholder				(6,500)	(6,500)

Balance at December 31, 1999	2,000	29,500	(1,272)	26,220	56,448

Net income				1,739	1,739
Other comprehensive income			1,933		1,933
Dividends to stockholder				(4,700)	(4,700)

Balance at December 31, 2000	2,000	29,500
661
				23,259	55,420

Net income				2,836	2,836
Other comprehensive income			525		525

Balance at December 31, 2001	$ 2,000	$ 29,500	$ 1,186	$ 26,095	$ 58,781

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999

Cash Flows From Operating Activities:
Net income	$ 2,836	$ 1,739	$ 4,455
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	47	7	170
Depreciation and amortization	-	-	122
Net realized gains (losses) on investments	(648)	3,079	(497)
Interest credited to contractholder deposit funds	5,015	5,751	5,974
Deferred federal income taxes	2,837	(1,154)	879
Changes in assets and liabilities:

Deferred acquisition costs	3,459	3,943	19
Accrued investment income	72	106	54
Other assets	1,438	(2,403)	(1,924)
Future contract and policy benefits	2,837	2,698	2,342
Other, net	(1,035)	3,611	(2,554)

Net cash provided by operating activities	16,858	17,377	9,040

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	53,133	51,688	78,076
Real estate	-	-	2,009
Mortgage loans	7,172	3,177	11,852
Purchases of:
Available-for-sale fixed maturities	(48,872)	(42,546)	(70,547)
Mortgage loans	(4,630)	(3,809)	(3,675)
Net change in policy loans	128	(3)	87
Net change in short-term investments	(1,756)	(8,706)	(3,404)
Changes in other investing activities, net	-	-	(222)

Net cash provided by (used in) investing activities	5,175	(199)	14,176

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 12,290	$ 11,301	$ 8,362
Withdrawals from contractholder deposit funds	(32,508)	(27,945)	(23,004)
Dividends paid to stockholder	-	(4,700)	(6,500)

Net cash used in financing activities	(20,218)	(21,344)	(21,142)

Net change in cash and cash equivalents	1,815	(4,166)	2,074

Cash and cash equivalents, beginning of year	7,292	11,458	9,384

Cash and cash equivalents, end of year	$ 9,107	$ 7,292	$ 11,458

Supplemental Cash Flow Information
Income taxes paid	$ 339	$ 701	$ 2,521

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuity contracts, and group life and disability insurance contracts in its state of domicile, New York. The Company's parent, Sun Life Assurance Company of Canada (U.S.), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. Sun Life Financial Services of Canada Inc. was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada, which was the Company's ultimate parent at December 31, 1999.

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

Financial Instruments

In the normal course of business, the Company may enter into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, debt, loan commitments and financial guarantees. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation. The Company evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses. Financial instruments are more fully described in Note 6.

Cash and Cash Equivalents

Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short term bank participations. All such investments have been purchased with maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

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

Mortgage loans are stated at unpaid principle balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses. Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made.

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

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Policy loans are carried at the amount of outstanding principal balance not in excess of net cash surrender values of the related insurance policies.

Investment income is recognized on an accrual basis. Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. When an impairment of a specific investment or a group of investments is determined to be other-than-temporary, a realized investment loss is recorded. Changes in the provision for estimated losses on mortgage loans and real estate are included in net realized investment gains and losses.

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

Other Assets

Property, equipment, and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements. Reinsurance receivables from reinsurance ceded are also included in other assets.

Policy liabilities and accruals

Future contract and policy benefits are liabilities for traditional life, health and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

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

Other than deferred policy acquisition costs, benefits and expenses related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives. For investment-type contracts, benefits include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

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

Separate Accounts

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not chargeable with liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

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

The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company did not use derivative contracts during the years ended December 31, 2001, 2000 and 1999, therefore, adoption had no material effect on the Company's financial position or results of operations.

During 2001, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance and Documentation Issues". The adoption had no material effect on the Company's financial position or results of operations.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. On January 1, 2001, the Company adopted EITF No. 99-20. The adoption did not have a material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities". This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and requires certain additional disclosures. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

In September 2001, the EITF discussed Issue No. 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" which gives accounting guidance and recommended disclosures. Following this guidance, the Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there were no material claims exposure to the Company. The national tragedy of September 11, 2001 has also had an adverse impact on the airline, hotel and hospitality businesses. Although the Company has investments associated with these industries, it has determined that there are no current recoverability issues. The Company will continue to monitor these investments to determine if any adjustments for other-than-temporary declines due to the decrease in market value are necessary.

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has an agreement with Sun Life Assurance Company of Canada, which provides that Sun Life Assurance Company of Canada will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement amounted to approximately $2,046,000, $1,367,000, and $2,045,000 in 2001, 2000, and 1999, respectively. The Company also has an agreement with Sun life Assurance Company of Canada (U.S.), its parent, whereby its parent will furnish, as requested, personnel as well as certain services and facilities on a cost-reimbursement basis. Expenses under this agreement totaled $1,750,000, $1,918,000, and $3,507,000 in 2001, 2000, and 1999, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES (Continued)

The Company declared and paid dividends in the amounts of $4,700,000 and $6,500,000 to Sun Life Assurance Company of Canada (U.S.) during 2000 and 1999, respectively. No dividends were declared or paid during 2001. See Note 14 for dividend restrictions information.

As more fully described in Note 7, the Company has been involved in several reinsurance transactions with Sun Life Assurance Company of Canada.

3. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities were as follows (in 000's):
		December 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities available-for-sale:
United States treasury securities, U.S. Government
and agency securities	$ 5,239	$ 115	$ (57)	$ 5,297
Mortgage-backed securities	11,823	234	(24)	12,033
Public utilities	15,846	393	(201)	16,038
Transportation	5,003	183	(25)	5,161
Finance	19,523	477	(196)	19,804
Corporate	49,505	2,177	(918)	50,764
Total fixed maturities available-for-sale	$ 106,939	$ 3,579	$ (1,421)	$ 109,097
	December 31, 2000
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Fixed maturities available-for-sale:
United States treasury securities, U.S. Government
and agency securities	$ 7,269	$ 62	$ -	$ 7,331
Mortgage-backed securities	5,929	46	(4)	5,971
Public utilities	16,185	130	(173)	16,142
Transportation	7,572	97	(46)	7,623
Finance	15,630	397	(76)	15,951
Corporate fixed maturities	57,941	2,275	(2,391)	57,825
Total fixed maturities available-for-sale	$ 110,526	$ 3,007	$ (2,690)	$ 110,843

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturities are shown below (in 000's). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or the Company may have the right to put or sell the obligations back to the issuers.
	December 31, 2001
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$ 16,742	$ 16,350
Due after one year through five years	33,555	34,415
Due after five years through ten years	25,865	26,600
Due after ten years	11,392	12,040
Subtotal	87,554	89,405
Asset-backed securities	19,385	19,692
Total	$ 106,939	$ 109,097

Gross gains of $788,000, and $137,000 and gross losses of $135,000, and $1,742,000 were realized on the voluntary sale of fixed maturities for the years ended December 31, 2001 and 2000, respectively.

Fixed maturities with an amortized cost of approximately $403,000 and $404,000 at December 31, 2001 and 2000, respectively, were on deposit with governmental authorities as required by law.

As of December 31, 2001, 95% of the Company's fixed maturities were investment grade and there were no significant concentrations by issuer or by industry, other than U.S. Treasury securities. Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies. During 2001 and 2000, the Company incurred realized losses totaling $550,000 and $1,468,000, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature. During 2001, $617,000 of the 2000 losses were recovered and are included in realized gains.

Mortgage loans

The Company invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgement, the mortgage loan's value has been impaired, appropriate losses are recorded. The Company had no restructured or impaired mortgage loans at December 31, 2001 and 2000, respectively, nor any allowances for losses or reserves for impaired loans.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (Continued)

Mortgage loans comprise the following property types and geographic regions in (000's):
	December 31,
Property Type:	2001	2000
Office building	$ 6,508	$ 6,581
Residential	1,060	1,099
Retail	9,865	9,909
Industrial/warehouse	3,600	5,799
Other	3,220	3,488

Total	$ 24,253	$ 26,876
	December 31,
Geographic region:	2001	2000
Arizona	$ 2,524	$ 2,600
California	1,550	1,564
Florida	1,003	1,754
Georgia	1,060	1,099
Indiana	1,894	2,001
Maryland	3,301	3,488
Michigan	549	583
Nevada	-	1,177
New Jersey	-	865
New York	2,951	3,384
Ohio	1,217	1,262
Pennsylvania	1,986	3,119
Texas	668	694
Utah	1,538	1,588
Virginia	1,200	-
Wisconsin	1,610	-
Other	1,202	1,698

Total	$ 24,253	$ 26,876

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

3. INVESTMENTS (Continued)

At December 31, 2001, scheduled mortgage loan maturities were as follows (in 000's):
2002	$ 1,590
2003	1,291
2004	4,090
2005	4,593
2006	-
Thereafter	12,689
Total	$ 24,253

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations,with or without prepayment penalties,and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amount to $500,000 and $3,809,000 at December 31, 2001 and 2000, respectively. The fair value of the outstanding commitments is not material to the Company.

4. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following (in 000's):
	2001	2000	1999

Fixed maturities	$ 1,270	$ (1,611)	$ 236
Mortgage loans	(81)	-	8
Real estate	-	-	253
Short-term investments	9	-	-
Write-down of fixed maturities	(550)	(1,468)	-
Total	$ 648	$ (3,079)	$ 497

5. NET INVESTMENT INCOME

Net investment income consisted of the following (in 000's):

	2001	2000	1999

Fixed maturities	$ 8,501	$ 9,490	$ 9,059
Mortgage loans	2,373	2,432	3,121
Real estate	-	-	(156)
Policy loans	33	43	54
Other	33	45	45
Gross investment income	10,940	12,010	12,123
Less: Investment expenses	111	189	217
Net investment income	$ 10,829	$ 11,821	$ 11,906

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 (in 000's):
	December 31, 2001		December 31, 2000
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 9,107	$ 9,107	$ 7,292	$ 7,292
Fixed maturities	109,097	109,097	110,843	110,843
Mortgages	24,253	25,743	26,876	27,890
Policy loans	413	413	541	541
Short-term investments	17,757	17,757	16,001	16,001

Financial liabilities:
Contractholder deposit funds	$ 79,761	$ 80,163	$ 95,508	$ 94,447
Fixed annuity contracts	7,539	7,503	8,530	8,219

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

7. REINSURANCE

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

The effects of reinsurance were as follows (in 000's):
	For the Years Ended December 31,
	2001	2000	1999

Insurance premiums:
Direct	$ 22,158	$ 21,484	$ 21,629
Ceded	2,971	3,674	3,780
Net Premiums	$ 19,187	$ 17,810	$ 17,849

Insurance and other individual policy benefits, and claims:
Direct	$ 24,487	$ 23,654	$ 23,764
Ceded	4,962	4,273	3,611
Net policy benefits and claims	$ 19,525	$ 19,381	$ 20,153

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS

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

The following table sets forth the change in the pension plan's projected benefit obligations and assets, as well as the plan's funded status at December 31, 2001, 2000, and 1999 (in 000's):

	Year ended December 31,
	2001	2000	1999
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$ 109,675	$ 99,520	$ 110,792

Service cost	5,968	5,242	5,632

Interest cost	8,698	7,399	6,952

Actuarial loss (gain)	20,089	579	(21,480)

Benefits paid	(3,825)	(3,065)	(2,376)
Projected benefit obligation at end of year	$ 140,605	$ 109,675	$ 99,520

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ 163,204	$ 158,271	$ 151,575
Actual return on plan assets	17,888	8,218	9,072
Benefits paid	(3,825)	(3,285)	(2,376)
Fair value of plan assets at end of year	$ 177,267	$ 163,204	$ 158,271

Funded status	$ 36,662	$ 53,529	$ 58,752
Unrecognized net actuarial loss	5,341	(12,620)	(20,071)
Unrecognized transition obligation	(18,766)	(20,561)	(22,617)
Unrecognized prior service cost	5,922	6,501	7,081

Prepaid benefit cost	$ 29,159	$ 26,849	$ 23,145

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (Continued)

The following table sets forth the components of the net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 (in 000's).

	Year Ended December 31,
	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$ 5,968	$ 5,242	$ 5,632

Interest cost	8,698	7,399	6,952

Expected return on plan assets	(14,502)	(13,723)	(12,041)

Amortization of transition obligation asset	(2,093)	(2,056)	(2,056)

Amortization of prior service cost	580	580	580

Recognized net actuarial gain	(492)	(1,146)	(554)
Net periodic benefit cost	$ (1,841)	$ (3,704)	$ (1,487)
The Company's share of net periodic benefit cost	$ 13	$ 52	$ 63

The projected benefit obligations were based on calculations that utilize certain assumptions. The assumed weighted average discount rate was 7.0% for the year ended December 31, 2001, 7.5% for the years ended December 31, 2000 and 1999. The expected return on plan assets for 2001, 2000 and 1999 was 8.75% and the assumed rate of compensation increase for 2001, 2000 and 1999 was 4.50%.

The Company and certain affiliates also participate with Sun Life Assurance Company of Canada and certain affiliates in a 401(k) savings plan for which substantially all employees are eligible. Under the various plans the Company matches, up to specified amounts, employees' contributions to the plan. The Company's contributions were $6,200, $8,000 and $26,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, the Company and certain affiliates provide certain health, dental, and life insurance benefits ("postretirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for the Company and certain affiliates, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The following table sets forth the change in other postretirement benefit plans' obligations and assets, as well as the plans' funded status at December 31, 2001, 2000 and 1999 (in 000's).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (Continued)
	2001	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$ 17,085	$ 12,217	$ 10,419

Service cost	624	529	413

Interest cost	1,296	1,139	845

Actuarial loss	10,956	3,665	1,048

Benefits paid	(792)	(465)	(508)
Benefit obligation at end of year	$ 29,169	$ 17,085	$ 12,217

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$ -	$ -	$ -
Employer contributions	792	465	508

Benefits paid	(792)	(465)	(508)
Fair value of plan assets at end of year	$ -	$ -	$ -

Funded Status	$ (29,169)	$ (17,085)	$ (12,217)
Unrecognized net actuarial loss	15,738	4,914	1,469
Unrecognized transition obligation	50	95	140
Prepaid (accrued) benefit cost	$ (13,381)	$ (12,076)	$ (10,608)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

8. RETIREMENT PLANS (Continued)

The following table sets forth the components of the net periodic postretirement benefit costs for the years ended December 31, 2001, 2000 and 1999 (in 000's).

	2001	2000	1999

Components of net periodic benefit cost
Service cost	$ 624	$ 529	$ 413

Interest cost	1,296	1,139	845

Amortization of transition obligation	45	45	45

Recognized net actuarial loss	381	219	164
Net periodic benefit cost	$ 2,346	$ 1,932	$ 1,467

The Company's share of net periodic benefit cost	$ 10	$ 11	$ 9

In order to measure the postretirement benefit obligation at December 31, 2001 the Company assumed a 16.0% annual rate of increase in the per capita cost of covered health care benefits (5.5% for dental benefits). In addition, medical cost inflation is assumed to be 12% in 2002 and assumed to decrease gradually to 5.5% for 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For example, increasing the health care cost trend rate assumptions by one percentage point in each year would increase the accumulated postretirement benefit obligation at December 31, 2001 by $6.1 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2001 by $465 thousand. Conversely, decreasing assumed rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation at December 31, 2001 by $5.0 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit expense for 2001 by $369 thousand. The assumed weighted average discount rate used in determining the postretirement benefit obligation was 7.0% for 2001 and 7.5% for both 2000 and 1999.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

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
	2001	2000	1999
Federal income tax expense:
Current
$   (1,303)
		$ 2,112	$ 1,301
Deferred	2,837	(1,154)	879

Total	$ 1,534	$ 958	$ 2,180

Federal income taxes attributable to the operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differs from the federal income tax rate as follows:
	2001	2000	1999

Expected federal income tax expense	$ 1,529	$ 944	$ 2,322
Other	5	14	(142)

Federal income tax expense	$ 1,534	$ 958	$ 2,180

The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31 were as follows:
	2001	2000

Deferred tax assets:
Investments, net	$ (619)	$ 650
Actuarial liabilities	3,122	4,442
Total deferred tax assets	2,503	5,092

Deferred tax liabilities:
Deferred policy acquisition costs	(4,885)	(6,418)
Other	(2,298)	(235)

Total deferred tax liabilities	(7,183)	(6,653)

Net deferred tax liabilities	$ (4,680)	$ (1,561)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

9. FEDERAL INCOME TAXES (Continued)

The Company makes payments under the tax sharing agreements as if it were filing as a separate company. Cash payments to the Company's parent, Sun Life Assurance Company of Canada (U.S.) for federal income taxes were approximately $339,000 and $701,000, for the years ended December 31, 2001 and 2000, respectively.

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

10. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the group life and group disability products is summarized below (in 000's):
	2001	2000

Balance at January 1	$ 20,574	$ 17,755
Less reinsurance recoverable	(5,067)	(4,036)
Net balance at January 1	15,507	13,719
Incurred related to:
Current year	11,354	10,670
Prior years	(786)	(14)
Total incurred	10,568	10,656
Paid losses related to:
Current year	(5,446)	(5,473)
Prior years	(3,092)	(3,395)
Total paid	(8,538)	(8,868)

Balance at December 31	23,615	20,574
Less reinsurance recoverable	(6,078)	(5,067)
Net balance at December 31	$ 17,537	$ 15,507

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

11. DEFERRED POLICY ACQUISITION COSTS

The following illustrates the changes to the deferred policy acquisition cost asset (in 000's):
	2001	2000

Balance at January 1	$ 23,799	$ 27,893
Acquisition costs deferred	1,439	1,901
Amortized to expense during year	(4,898)	(5,844)
Adjustment for unrealized investment gains (losses)
during year	(1,028)	(151)
Balance at December 31	$ 19,312	$ 23,799

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

12. SEGMENT INFORMATION (Continued)

The following amounts pertain to the various business segments (in 000's):

	Year ended December 31, 2001

			Pretax
	Total	Total	Income	Net Operating	Total
	Revenues	Expenditures	(Loss)	Income(Loss)	Assets

Wealth Management	$ 16,491	$ 16,638	$ (147)	$ 194	$ 571,282
Group Protection	19,407	15,930	3,477	2,641	38,105
Individual Protection	229	898	(669)	(489)	1,284
Corporate	1,864	155	1,709	490	13,199
Total	$ 37,991	$ 33,621	$ 4,370	$ 2,836	$ 623,870

	Year ended December 31, 2000

Wealth Management	$ 20,066	$ 18,033	$ 2,033	$ 1,307	$ 711,141
Group Protection	17,194	15,350	1,844	1,199	30,514
Individual Protection	224	301	(77)	(50)	1,040
Corporate	(1,179)	(76)	(1,103)	(717)	10,677
Total	$ 36,305	$ 33,608	$ 2,697	$ 1,739	$ 753,372

	Year ended December 31, 1999

Wealth Management	$ 20,565	$ 16,234	$ 4,331	$ 2,958	$ 804,824
Group Protection	16,415	15,541	874	568	25,172
Individual Protection	391	56	335	218	483
Corporate	1,268	173	1,095	711	4,121
Total	$ 38,639	$ 32,004	$ 6,635	$ 4,455	$ 834,600

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

13. REGULATORY FINANCIAL INFORMATION

The Company is required to file quarterly and annual statements with the Insurance Department of the State of New York prepared on an accounting basis prescribed or permitted by the State of New York (statutory basis). Statutory net income and capital stock and surplus differ from net income and shareholder's equity reported in accordance with GAAP for stock life insurance companies primarily because, under statutory basis accounting, policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and income tax expense reflects only taxes paid or currently payable.

The Company's statutory surplus and net income (loss) are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999

Statutory surplus and capital	$ 40,434	$ 39,560	$ 41,346
Statutory net (loss) income	333	2,589	4,710

Effective January 1, 2001, the State of New York required that insurance companies domiciled in the State of New York prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviation prescribed or permitted by the State of New York Superintendent of Insurance.

The State of New York has adopted certain prescribed accounting practices that differ from those found in the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001. Specifically, paragraphs 5 through 11 and paragraphs 17 through 19 of Statement of Statutory Accounting Principle ("SSAP") No. 10, Income Taxes, were not adopted. In addition, all requirements related to deferred tax assets and deferred tax liabilities in paragraphs 20 and 21 of SSAP No. 10 were not adopted. The impact of not applying SSAP No. 10 in its entirety was a decrease in statutory surplus of $587,279 for the year ended December 31, 2001.

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, are reported as changes in accounting principles in the statutory financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. As a result of these changes, the Company reported a change in accounting principle in its statutory financial statements, as an adjustment that increased unassigned funds (surplus), of $62,400 as of January 1, 2001. This adjustment is due to the valuation of the Company's obligation for postretirement benefits other than pensions ("PBOP") on a NAIC basis as of January 1, 2001.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

14. DIVIDEND RESTRICTIONS

The Company's ability to pay dividends is subject to certain restrictions. New York has enacted laws governing the payment of dividends to stockholders by insurers. These laws affect the dividend paying ability of the Company.

On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the Superintendent of Insurance of the State of New York, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the Superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the Superintendent. Dividends in the amount of $4,700,000 and $6,500,000 were declared and paid during 2000 and 1999, respectively, by the Company to its parent, Sun Life Assurance Company of Canada (U.S.). These dividends were approved by the Board of Directors and the State of New York Insurance Department. There were no dividends declared or paid during 2001.

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

Litigation

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters beyond the ordinary course of business that could have a material effect upon the financial condition of the Company.

Lease Commitments

The Company leases various facilities and equipment under operating leases with terms of up to 10 years. As of December 31, 2001, minimum future lease payments under such leases are as follows (in 000's):

2002	$ 286,264
2003	294,072
2004	196,048
Total	$ 776,384

Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $438,000, $419,000, and $565,000, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sun Life Insurance and Annuity Company of New York:

We have audited the accompanying balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2001 and 2000, and the related statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Boston, Massachusetts

February 15, 2002

Item 8. Financial Statements and Supplementary Data (Continued).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's):

		2001 Quarters
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 5,876	$ 6,588	$ 6,335	$ 7,715
Net investment income and net realized
gains	3,746	2,740	2,809	2,182
	9,622	9,328	9,144	9,897
Policyholder and other expenses	9,485	7,240	8,680	8,216
Income before taxes	137	2,088	464	1,681
Net income	89	1,357	302	1,088

		2000 Quarters
	March 31	June 30	September 30	December 31

Premiums and other revenue	$ 6,693	$ 7,240	$ 6,967	$ 6,663
Net investment income and net realized
gains	2,698	2,833	2,986	225
	9,391	10,073	9,953	6,888
Policyholder and other expenses	7,015	9,941	8,037	8,615
Income (loss) before taxes	2,376	132	1,916	(1,727)
Net income (loss)	1,545	85	1,245	(1,136)

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

Omitted pursuant to Instruction I(2)( c) to Form 10-K.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.  Financial statements (set forth in Item 8):

-Statements of Income for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

-Balance Sheets at December 31, 2001 and December 31, 2000.

-Statements of Comprehensive Income for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

-Statements of Cash Flow for each of the three years ended December 31, 2001, December 31, 2000 and December 31, 1999.

-Notes to Financial Statements, Years Ended December 31, 2001, 2000 and 1999.

-Independent Auditors' Report.

-Supplemental Data

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

Sun Life Insurance and Annuity Company of New York

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Schedule I

Summary of Investments, Other than Investments in Affiliates

(in 000's)

Amount at which

shown in the

Type of Investment

Cost

Value

balance sheet

Bonds:

United States government and government

      agencies and authorities

$       5,239

$       5,297

$       5,297

Mortgage-backed securities

11,823

12,033

12,033

Public utilities

15,846

16,038

16,038

Transportation

5,003

5,161

5,161

Finance

19,523

19,804

19,804

All other corporate bonds

49,505

50,764

50,764

        Total bonds

106,939

109,097

109,097

Mortgage loans

24,253

25,743

24,253

Policy loans

413

413

413

Short-term investments

17,757

17,757

17,757

Total investments

$    149,362

$    153,010

$    151,520

Sun Life Insurance and Annuity Company of New York

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III

Supplementary Insurance Information

(in 000's)

		Future Policy Benefits,	Other Policy Claims
	Deferred	Losses, Claims and Loss	and Benefits
Segment	Acquisition Costs	Expenses	Payable(1)

Wealth Management
2001	$ 19,312	$ 94,831	$ -
2000
23,799
111,603

Group Protection
2001	$ -	$ 27,300	$ 4,888
2000	-	20,559	3,092

Individual Protection
2001	$ -	$ 1,250	$ -
2000	-	423	-

Corporate
2001	$ -	$ -	$ -
2000	-	587	-

		Benefits,
		Claims, Losses	Amortization of
	Net Investment	and Settlement	Deferred	Other Operating
Segment	Income (2)	Expenses	Acquisition Costs	Expenses

Wealth Management
2001	$ 8,423	$ 7,942	$ 4,898	$ 3,798
2000	9,455	8,600	5,844	3,589
1999	10,877	9,344	2,670	4,220

Group Protection
2001	$ 1,752	$ 10,682	$ -	$ 5,248
2000	1,633	11,513	-	3,837
1999	1,254	11,557	-	3,984

Individual Protection
2001	$ 31	$ 898	$ -	$ -
2000
(23)
		301	-	-
1999	(124)	56	-	-

Corporate
2001	$ 623	$ 3	$ -	$ 152
2000	756	(3)	-	(73)
1999	(101)	-	-	173

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

Sun Life Insurance and Annuity Company of New York

Schedule IV

Summary of Reinsurance
(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2001

Life Insurance in Force

5,047,013

623,602

4,423,411

Premiums

   Life Insurance

15,721

1,842

13,879

   Accident and Health

6,437

1,129

5,308

Total Premiums

22,158

2,971

19,187

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

17,849

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDER

Sun Life Insurance and Annuity Company of New York

Wellesley Hills, Massachusetts

We have audited the balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2001 and 2000, and the related statements of income, stockholder's equity, comprehensive income and of cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 15, 2002 (which report is included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a)2 in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts

February 15, 2002

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

No reports on Form 8-K have been filed during the quarter ended December 31, 2001.

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

James A. McNulty, III
President

Date:

March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES A. MCNULTY III	President and Director
James A. McNulty III	(Principal Executive Officer)	March 29, 2002

/s/ DAVEY S. SCOON	Vice President, Finance,
Davey S. Scoon	Controller and Treasurer	March 29, 2002

/s/ JAMES C. BAILLIE	Director
James C. Baillie		March 29, 2002

/s/ DONALD B. HENDERSON, JR.	Director
Donald B. Henderson, Jr.		March 29, 2002

/s/ DAVID D. HORN	Director
David D. Horn		March 29, 2002

/s/ ANGUS A. MACNAUGHTON	Director
Angus A. MacNaughton		March 29, 2002

/s/ PETER R. O'FLINN	Director
Peter R. O'Flinn		March 29, 2002

/s/ FIORAVANTE G. PERROTTA	Director
Fioravante G. Perrotta		March 29, 2002

/s/ RALPH F. PETERS	Director
Ralph F. Peters		March 29, 2002

/s/ C. JAMES PRIEUR	Director
C. James Prieur		March 29, 2002

/s/ S. CAESAR RABOY	Director
S. Caesar Raboy		March 29, 2002

/s/ DONALD A. STEWART	Director
Donald A. Stewart		March 29, 2002

/s/ WILLIAM W. STINSON	Director
William W. Stinson		March 29, 2002

/s/ FREDERICK B. WHITTEMORE	Director
Frederick B. Whittemore		March 29, 2002