Form 10-Q
period 2002-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2002-05-15
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period	Commission File Number
Ended March 31, 2002	33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

(212) 922-9242

(Registrant's telephone number, including area code)

NONE

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


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

INDEX

PAGE
NUMBER
PART I:	Financial Information

Item 1:	Unaudited Financial Statements:

	Statements of Income - Three Months Ended March 31, 2002 and March 31, 2001 (Unaudited)	3

	Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001 (Audited)	4

	Statements of Comprehensive Income - Three Months Ended March 31, 2002 (Unaudited) and
	March 31, 2001 (Unaudited)	5

	Statements of Changes in Stockholder's Equity - Three Months Ended March 31, 2002
	(Unaudited) and March 31, 2001 (Unaudited)	6

	Statements of Cash Flows - Three Months Ended March 31, 2002 (Unaudited) and March 31,
	2001 (Unaudited)	7-8

	Notes to Unaudited Financial Statements	9

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

PART II:	Other Information

Item 4:	Submission of Matters to a Vote of Security Holders	16

Item 6:	Exhibits and Reports on Form 8-K	16


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Revenues

Premiums and annuity considerations	$ 5,677	$ 3,849
Net investment income	2,337	2,846
Net realized investment gains (losses)	43	900
Fee and other income	1,685	2,027

Total revenues	9,742	9,622

Benefits and Expenses

Policyowner benefits	5,405	4,335
Other operating expenses	2,333	2,085
Amortization of deferred policy acquisition costs	1,105	3,065

Total benefits and expenses	8,843	9,485

Income before income tax expense	899	137

Income tax expense	314	48

Net Income	$ 585	$ 89

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands)

ASSETS	Unaudited March 31, 2002	December 31, 2001
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $113,296 and $106,939 in 2002 and 2001, respectively)	$ 114,358	$ 109,097
Mortgage loans	22,822	24,253
Policy loans	352	413
Short-term investments	5,972	17,757

Total investments	143,504	151,520

Cash and cash equivalents	11,444	9,107
Accrued investment income	1,715	1,692
Deferred policy acquisition costs	18,430	19,312
Other assets	14,101	7,976
Separate account assets	421,770	434,263

Total assets	$ 610,964	$ 623,870

LIABILITIES

Future contract and policy benefits	$ 40,820	$ 39,919
Contractholder deposit funds and other policy liabilities	73,011	83,462
Deferred federal income taxes	5,267	4,680
Other liabilities and accrued expenses	11,430	2,765
Separate account liabilities	421,770	434,263

Total liabilities	$ 552,298	$ 565,089

STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized; 2,000 shares issued and outstanding	$ 2,000	$ 2,000
Additional paid-in capital	29,500	29,500
Accumulated other comprehensive income	486	1,186
Retained earnings	26,680	26,095
Total stockholder's equity	$ 58,666	$ 58,781

Total liabilities and stockholder's equity	$ 610,964	$ 623,870

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Net income	$ 585	$ 89
Other comprehensive income
Net change in unrealized investment gains, net of related offsets, reclassification adjustments, and income taxes	(700)	133

Comprehensive income (loss)	$ (115)	$ 222

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2002 and 2001

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2000	$ 2000	$ 29,500	$ 661	$ 23,259	$ 55,420

Net income				89	89
Other comprehensive income			133		133

Balance at March 31, 2001	$ 2,000	$ 29,500	$ 794	$ 23,348	$ 55,642

Balance at December 31, 2001	$ 2,000	$ 29,500	$ 1,186	$ 26,095	$ 58,781

Net income				585	585
Other comprehensive income (loss)			(700)		(700)

Balance at March 31, 2002	$ 2,000	$ 29,500	$ 486	$ 26,680	$ 58,666

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Cash Flows From Operating Activities:
Net income	$ 585	$ 89
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	33	(3)
Net realized gains (losses) on investments	(43)	(900)
Interest credited to contractholder deposit funds	936	1,343
Deferred federal income taxes	965	(476)
Changes in assets and liabilities:
   Deferred acquisition costs
	898	2,662
Accrued investment income	(23)	(44)
Other assets	(6,125)	(453)
Future contract and policy benefits	299	(326)
Other, net	8,667	(711)

Net cash provided by operating activities	6,192	1,181

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	6,950	16,221
Mortgage loans	1,431	382
Purchases of:
Available-for-sale fixed maturities	(13,297)	(12,635)
Mortgage loans	-	(650)
Net change in policy loans	61	56
Net change in short-term investments	11,785	4,938

Net cash provided by investing activities	6,930	8,312

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31, 2002 and 2001

	Unaudited
	2002	2001

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 2,722	$ 1,957
Withdrawals from contractholder deposit funds	(13,507)	(7,029)

Net cash used in financing activities	(10,785)	(5,072)

Net change in cash and cash equivalents	2,337	4,421

Cash and cash equivalents, beginning of period	9,107	7,292

Cash and cash equivalents, end of period	$ 11,444	$ 11,713

Supplemental Cash Flow Information
Income taxes paid (refunded)	$ (750)	$ 877

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

For the three months ended March 31, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York (the "Company") is incorporated as a life insurance company and is currently engaged in the sale of individual fixed and variable annuity contracts, group life and disability insurance, and excess major medical stop-loss contracts in its state of domicile, New York. The parent company, Sun Life Assurance Company of Canada (U.S.), is ultimately a wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. Sun Life Financial Services of Canada Inc. was formed as a result of the demutualization on March 22, 2000 of Sun Life Assurance Company of Canada, which was the Company's ultimate parent at December 31, 1999.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company did not use derivative contracts during the year ended December 31, 2001 nor the three months ended March 31, 2001; therefore, adoption had no material effect on the Company's financial position or results of operations.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

For the three months ended March 31, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

General (Continued)

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

2. Management and Service Contracts

The Company has agreements with Sun Life Assurance Company of Canada ("SLOC"), an affiliate, which provide that SLOC will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $787,000 and $751,000 for the three month period in 2002 and 2001, respectively.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

For the three months ended March 31, 2002 and 2001

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
	Period ended March 31, 2002				March 31, 2002
(in 000's)
	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income	Income	Assets

Wealth Management	$ 3,842	$ 4,658	$ (816)	$ (476)	$ 561,904
Group Protection	5,610	4,200	1,410	991	37,035
Individual Protection	21	11	10	7	1,627
Corporate	269	(26)	295	63	10,398
Total	$ 9,742	$ 8,843	$ 899	$ 585	$ 610,964
	Period ended March 31, 2001				December 31, 2001
(in 000's)
	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income	Income	Assets

Wealth Management	$ 4,312	$ 5,817	$ (1,505)	$ (720)	$ 571,282
Group Protection	4,092	3,658	434	318	38,105
Individual Protection	68	9	59	38	1,284
Corporate	1,150	1	1,149	453	13,199
Total	$ 9,622	$ 9,485	$ 137	$ 89	$ 623,870


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

For the three months ended March 31, 2002 and 2001

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


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the periods ended March 31, 2002 and March 31, 2001.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to 2001:

The Company had net income of $585,000 for the period ended March 31, 2002 as compared to $89,000 for the period ended March 31, 2001, a $496,000 increase. The increase is primarily due to decreased benefits and expenses during 2002 as compared to 2001. Amortization and unlocking of deferred acquisition costs ("DAC") decreased $1.9 million. The period ending March 31, 2001 reflected significant declines in the market values of variable assets that reduced the amount of current and expected future gross profits at the time, resulting in a reduction in DAC.

Partially offsetting the favorable variances in expenses were decreased net investment income and net realized gains (losses). Net investment income and net realized gains (losses) were $1.4 million lower during the period ended March 31, 2002 as compared to the same period in 2001. Significant gains were realized in 2001 due to the sale of bonds that had previously been written down. Net realized losses in 2002 as well as a lower yielding bond portfolio in 2002 as compared to 2001 contributed to the decrease.


Net Income By Segment

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income from operations by segment (in thousands), which is discussed more fully below.

	2002	2001	$ Change	% Change
Wealth Management	$ (476)	$(720)	$ 244	34%
Individual Protection	7	38	(31)	(82%)
Group Protection	991	318	673	212%
Corporate	63	453	(390)	(86%)
	$ 585	$ 89	$ 496	557%

Wealth Management Segment

Net loss in the Wealth Management segment improved from $720,000 for the three months ended March 31, 2001 to a net loss of $476,000 for the three months ended March 31, 2002. The improvement was driven by the significant 2001 unfavorable unlocking of DAC as noted above. Unfavorable unlocking of DAC on the Regatta and Regatta Gold products was $0.3 million in 2002 as compared to $1.4 million in 2001. Declines in market values of the variable assets associated with these products generate lower mortality and expense charges than expected causing the unlocking of DAC. A significant decrease in these balances occurred during the first quarter of 2001. Although the variable asset balances have not increased from the March 31, 2001 balances, the decline during the three month period ended March 31, 2002 was not as significant as in 2001.

For the three months ended March 31, 2002, net deposits of annuity products decreased $4.7 million compared with the same period in 2001. The decrease in net deposits results primarily from increased withdrawals of fixed annuities. Total new deposits to annuities increased in 2002 by $1.3 million, however, withdrawals increased on the fixed business by $6.5 million. The withdrawals were primarily from the older products; the Company recently introduced its Futurity line of products. The Company expects that sales of the Futurity product will increase in the future, based on management's beliefs that market demand is growing for multi-manager variable annuity products, such as Futurity and that the marketplace will continue to respond favorably to introductions of new Futurity products and product enhancements.


Individual Protection Segment

The only Individual Protection products offered by the Company are conversions from the group life products; there was very little activity in this segment for the three months ended March 31, 2002 and 2001. Net income of $7,000 primarily reflects the $8,000 of net investment income earned during the three months ended March 31, 2002.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. During the three months ended March 31, 2002, the Company began selling Stop-Loss insurance. The introduction of this product increased premiums by $613,000 but the additional income was offset by newly established reserves. Net income for the first quarter of 2002 from the Group Protection segment increased by $673,000 as compared to 2001. Increased in-force life business accounted for most of the improvement over the first quarter of 2001.

Corporate Segment

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

In 2002, income from operations for this segment decreased by $390,000. This decrease reflected a decrease in net investment income and realized gains and losses of $0.9 million offset by a $0.6 million tax benefit.

Retained earnings of the Company at March 31, 2002 and December 31, 2001 were $26,680,000 and $26,095,000, respectively. The Company's management considers its capital resources to be adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c).


PART II: OTHER INFORMATION

Items 2, 3 and 4 have been omitted pursuant to General Instruction H(2)(b)

ITEM 6. Exhibits and Reports on Form 8-K
(b)	No reports on Form 8-K have been filed during the quarter ended March 31, 2002.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

May 15, 2002

_____________/s/ Davey S. Scoon_________________
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer

May 15, 2002

____________/s/ Michael K. Moran_____________
Michael K. Moran, Vice President Finance