Form 10-Q
period 2002-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2002-08-14
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period	Commission File Number
Ended June 30, 2002	33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

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

INDEX

PAGE
NUMBER
PART I:	Financial Information

Item 1:	Unaudited Financial Statements:

	Statements of Income for the six months ended June 30, 2002 and 2001 (Unaudited)	3

	Statements of Income for the three months ended June 30, 2002 and 2001 (Unaudited)	4

	Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 (Audited)	5

	Statements of Comprehensive Income for the six months and three months ended June 30, 2002 and 2001 (Unaudited)	6

	Statements of Changes in Stockholder's Equity for the six months ended June 30, 2002
	and 2001 (Unaudited)	7

	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	8-9

	Notes to Unaudited Financial Statements	10

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART II:	Other Information

Item 6:	Exhibits and Reports on Form 8-K	16

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the six months ended June 30,

	2002	2001
	Unaudited

Revenues

Premiums and annuity considerations	$ 10,945	$ 8,538
Net investment income	4,775	5,613
Net realized investment gains	214	873
Fee and other income	3,223	3,926

Total revenues	19,157	18,950

Benefits and Expenses

Policyowner benefits	10,395	9,012
Other operating expenses	3,531	4,125
Amortization of deferred policy acquisition costs	3,686	3,588

Total benefits and expenses	17,612	16,725

Income before income tax expense	1,545	2,225

Income tax expense	540	779

Net Income	$ 1,005	$ 1,446

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the three months ended June 30,

	2002	2001
	Unaudited

Revenues

Premiums and annuity considerations	$ 5,268	$ 4,689
Net investment income	2,438	2,767
Net realized investment gains (losses)	171	(27)
Fee and other income	1,538	1,899

Total revenues	9,415	9,328

Benefits and Expenses

Policyowner benefits	4,990	4,677
Other operating expenses	1,198	2,040
Amortization of deferred policy acquisition costs	2,581	523

Total benefits and expenses	8,769	7,240

Income before income tax expense	646	2,088

Income tax expense	226	731

Net Income	$ 420	$ 1,357

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands)

	Unaudited
ASSETS	June 30, 2002	December 31, 2001
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $119,332 and $106,939 in 2002 and 2001, respectively)	$ 121,215	$ 109,097
Mortgage loans	20,895	24,253
Policy loans	277	413
Short-term investments	997	17,757

Total investments	143,384	151,520

Cash and cash equivalents	10,676	9,107
Accrued investment income	1,847	1,692
Deferred policy acquisition costs	16,188	19,312
Other assets	12,729	7,976
Separate account assets	369,795	434,263

Total assets	$ 554,619	$ 623,870

LIABILITIES

Future contract and policy benefits	$ 41,484	$ 39,919
Contractholder deposit funds and other policy liabilities	74,977	83,462
Deferred federal income taxes	1,638	4,680
Other liabilities and accrued expenses	7,119	2,765
Separate account liabilities	369,795	434,263

Total liabilities	$ 495,013	$ 565,089

STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized; 2,000 shares issued and outstanding	$ 2,000	$ 2,000
Additional paid-in capital	29,500	29,500
Accumulated other comprehensive income	1,006	1,186
Retained earnings	27,100	26,095
Total stockholder's equity	$ 59,606	58,781

Total liabilities and stockholder's equity	$ 554,619	$ 623,870

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six months ended June 30,

	2002	2001
	Unaudited

Net income	$ 1,005	$ 1,446
Other comprehensive income
Net change in unrealized investment losses, net of related offsets, reclassification adjustments, and income taxes	(180)	(121)

Comprehensive income	$ 825	$ 1,325

For the three months ended June 30,

	2002	2001
	Unaudited

Net income	$ 420	$ 1,357
Other comprehensive income
Net change in unrealized investment gains (losses), net of related offsets, reclassification adjustments, and income taxes	520	(254)

Comprehensive income	$ 940	$ 1,103

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the six months ended June 30, 2002 and 2001

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2000	$ 2,000	$ 29,500	$ 661	$ 23,259	$ 55,420

Net income				1,446	1,446
Other comprehensive loss			(121)		(121)

Balance at June 30, 2001	$ 2,000	$ 29,500	$ 540	$ 24,705	$ 56,745

Balance at December 31, 2001	$ 2,000	$ 29,500	$ 1,186	$ 26,095	$ 58,781

Net income				1,005	1,005
Other comprehensive loss			(180)		(180)

Balance at June 30, 2002	$ 2,000	$ 29,500	$ 1,006	$ 27,100	$ 59,606

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the six months ended June 30,

	2002	2001
	Unaudited

Cash Flows From Operating Activities:
Net income	$ 1,005	$ 1,446
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	105	-
Net realized gains on investments	(214)	(873)
Interest credited to contractholder deposit funds	1,795	2,635
Deferred federal income taxes	(2,944)	742
Changes in assets and liabilities:
   Deferred acquisition costs
	3,121	2,930
Accrued investment income	(155)	(3)
Other assets	(4,753)	1,145
Future contract and policy benefits	1,565	978
Other, net	3,591	(267)

Net cash provided by operating activities	3,116	8,733

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	25,404	29,491
Mortgage loans	3,358	1,613
Purchases of:
Available-for-sale fixed maturities	(37,689)	(26,675)
Mortgage loans	-	(2,780)
Net change in policy loans	136	119
Net change in short-term investments	16,760	169

Net cash provided by investing activities	7,969	1,937

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the six months ended June 30,

	2002	2001
	Unaudited

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 11,559	$ 4,452
Withdrawals from contractholder deposit funds	(21,075)	(13,896)

Net cash used in financing activities	(9,516)	(9,444)

Net change in cash and cash equivalents	1,569	1,226

Cash and cash equivalents, beginning of period	9,107	7,292

Cash and cash equivalents, end of period	$ 10,676	$ 8,518

Supplemental Cash Flow Information
Income taxes paid (refunded)	$ (1,400)	$ 877

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities including fair value hedges and cash flow hedges. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company did not use derivative contracts during the year ended December 31, 2001 nor the three or six month periods ended June 30, 2001; therefore, the adoption had no material effect on the Company's financial position or results of operations.

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

2. Management and Service Contracts

The Company has agreements with SLOC and its parent which provide that SLOC and its parent will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $872,000 and $1,659,000 for the three and six month periods ended June 30, 2002, respectively, and $822,000 and $1,574,000 for the same periods in 2001. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a standalone basis.

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
	Six Months ended June 30, 2002				June 30, 2002
(in 000's)
	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 7,534	$ 10,508	$ (2,974)	$ (1,879)	$ 506,536
Group Protection	11,011	7,224	3,787	2,656	38,235
Individual Protection	56	40	16	11	1,369
Corporate	556	(160)	716	217	8,479
Total	$ 19,157	$ 17,612	$ 1,545	$ 1,005	$ 554,619
	Six Months ended June 30, 2001				December 31, 2001

	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 8,886	$ 9,544	$ (658)	$ (245)	$ 571,282
Group Protection	8,539	7,117	1,422	1,054	38,105
Individual Protection	107	9	98	63	1,284
Corporate	1,418	55	1,363	574	13,199
Total	$ 18,950	$ 16,725	$ 2,225	$ 1,446	$ 623,870

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

	Three Months ended June 30, 2002				June 30, 2002
(in 000's)
	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 3,693	$ 5,851	$ (2,158)	$ (1,403)	$ 506,536
Group Protection	5,400	3,024	2,376	1,664	38,235
Individual Protection	35	29	6	4	1,369
Corporate	287	(135)	422	155	8,479
Total	$ 9,415	$ 8,769	$ 646	$ 420	$ 554,619
	Three Months ended June 30, 2001				December 31, 2001

	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 4,574	$ 3,727	$ 847	$ 475	$ 571,282
Group Protection	4,447	3,459	988	736	38,105
Individual Protection	39	--	39	25	1,284
Corporate	268	54	214	121	13,199
Total	$ 9,328	$ 7,240	$ 2,088	$ 1,357	$ 623,870

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

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the associated premium taxes.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the periods ended June 30, 2002 and June 30, 2001.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to 2001:

The Company had net income of $1,005,000 for the six months ended June 30, 2002 as compared to $1,446,000 for the same period in 2001, a $441,000 decrease. Pretax net income decreased by $680,000 as compared to the six months ended June 30, 2001 primarily due to decreased realized investment gains.

Premium and annuity income increased by $2.4 million as compared to the same period in 2001. The increase in premium and annuity income is driven by an increase in Group Protection segment as compared to the same period in 2001. The favorable Group Protection results were offset by unfavorable results in the Wealth Management segment due to the significant impact that declining market conditions have on Wealth Management products. See the table below and discussion that follows for further details regarding the operating segments.

Net Income By Segment

The Company's income from operations reflects the operations of its four business segments: the Wealth Management segment, the Individual Protection segment, the Group Protection segment and the Corporate segment.

The following table provides a summary of income (loss) from operations by segment (in thousands):
	2002	2001	$ Change	% Change
Wealth Management	$ (1,879)	$ (245)	$ (1,634)	-667%
Individual Protection	11	63	(52)	-83%
Group Protection	2,656	1,054	1,602	152%
Corporate	217	574	(357)	-62%
	$ 1,005	$ 1,446	$ (441)	-30%

Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or for those who have already retired. It primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., an affiliate of the Company.

The net loss in the Wealth Management segment increased from $245,000 for the six months ended June 30, 2001 to a net loss of $1,879,000 for the six months ended June 30, 2002. The net loss increased by $2,315,000 on a pretax basis. Decreased fee income and increased death benefits paid over account value are the drivers of the significant loss of earnings.

Mortality and expense fees, which are based on average variable account asset balances, decreased by $631,000. The lower variable asset base reflects both market depreciation and lower net deposits due to the unfavorable condition of the equity markets in general. Variable account net assets have declined over $64 million or 15% since December 31, 2001. For the six months ended June 30, 2002, net deposits of annuity products decreased $2,889,000 million compared with the same period in 2001. The decrease in net deposits results primarily from increased withdrawals of variable annuities. Total new deposits to variable annuities increased in 2002 by $7,133,000, however, withdrawals increased on the variable business by $9,913,000. Net deposits (withdrawals) on fixed products were ($8,974,000), which was consistent with the six months ended June 30, 2001.

The reduction of account values noted below has led to increased death benefits paid to policyowners. Death benefits paid over policyholder account balances increased by $424,000 for the six months ended June 30, 2002 as compared to the same period in 2001. Other operating expenses increased by $648,000 primarily due to increased commissions from an affiliated contract which are not deferred.

Interest paid to policyowners decreased by $840,000 but was offset by reduced investment income of $764,000 due to the lower asset base supporting the policyowner liabilities.

Individual Protection Segment

The only Individual Protection products offered by the Company are conversions from the group life products; there was very little activity in this segment for the six months ended June 30, 2002 and 2001. Net income of $11,000 primarily reflects the $13,000 of net investment income earned during the six months ended June 30, 2002. During the six months ended June 30, 2001, investment income totaled $22,000.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of those companies' employee benefit programs. During the six months ended June 30, 2002, the Company began selling Stop-Loss insurance. The introduction of this product increased premiums by $971,000 but the additional income was offset by newly established reserves. Net income for the six months ended June 30, 2002 from the Group Protection segment increased by $1,602,000 as compared to the same period in 2001. Increased in-force life and Stop-Loss business along with favorable improvements in commissions and operating expenses accounted for most of the improvement over the six months ended June 30, 2001.

Corporate Segment

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

For the six months ended June 30, 2002, pretax net income for this segment decreased by $647,000. This decrease reflected reduced net investment income and realized gains and losses for the period of $790,000.

Capital

Retained earnings of the Company at June 30, 2002 and December 31, 2001 were $27,100,000 and $26,095,000, respectively. The Company's management considers its capital resources to be adequate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c).

PART II: OTHER INFORMATION

Items 2, 3 and 4 have been omitted pursuant to General Instruction H(2)(b)

ITEM 6. Exhibits and Reports on Form 8-K
(a)	The Company had no exhibits incorporated by reference
(b)	No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

August 14, 2002

____________/s/ James McNulty, III _____________
James McNulty III, President

August 14, 2002

_____________/s/ Davey S. Scoon_________________
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer