Form 10-Q
period 2002-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2002-11-14
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period	Commission File Number
Ended September 30, 2002	33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a), (b) AND (c) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

INDEX

PAGE
NUMBER
PART I:	Financial Information

Item 1:	Financial Statements:

	Statements of Income for the nine months ended September 30, 2002 and 2001 (Unaudited)	3

	Statements of Income for the three months ended September 30, 2002 and 2001 (Unaudited)	4

	Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	5

	Statements of Comprehensive Income for the nine months and three months ended September 30, 2002 and 2001 (Unaudited)	6

	Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2002
	and 2001 (Unaudited)	7

	Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	8-9

	Notes to Unaudited Financial Statements	10

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4:	Controls and Procedures	18

PART II:	Other Information

Item 5:	Other Information	18

Item 6:	Exhibits and Reports on Form 8-K	18


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the nine months ended September 30,

	2002	2001
	Unaudited

Revenues

Premiums and annuity considerations	$ 14,557	$ 13,102
Net investment income	7,182	8,301
Net realized investment gains	442	994
Fee and other income	4,658	5,697

Total revenues	26,839	28,094

Benefits and Expenses

Policyowner benefits	15,084	14,273
Other operating expenses	6,959	6,616
Amortization of deferred policy acquisition costs	6,603	4,516

Total benefits and expenses	28,646	25,405

(Loss)/income before income tax (benefit)/expense	(1,807)	2,689

Income tax (benefit)/expense	(632)	941

Net (Loss)/Income	$ (1,175)	$ 1,748

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the three months ended September 30,

	2002	2001
	Unaudited

Revenues

Premiums and annuity considerations	$ 3,611	$ 4,564
Net investment income	2,407	2,688
Net realized investment gains	228	121
Fee and other income	1,436	1,771

Total revenues	7,682	9,144

Benefits and Expenses

Policyowner benefits	4,689	5,261
Other operating expenses	3,428	2,491
Amortization of deferred policy acquisition costs	2,917	928

Total benefits and expenses	11,034	8,680

(Loss)/income before income tax (benefit)/expense	(3,352)	464

Income tax (benefit)/expense	(1,172)	162

Net (loss)/income	$ (2,180)	$ 302

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands)

	Unaudited
       ASSETS	September 30, 2002	December 31, 2001
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $116,846 and $106,939 in 2002 and 2001, respectively)	$ 121,161	$ 109,097
Mortgage loans	19,368	24,253
Policy loans	280	413
Short-term investments	-	17,757

Total investments	140,809	151,520

Cash and cash equivalents	20,907	9,107
Accrued investment income	2,008	1,692
Deferred policy acquisition costs	13,598	19,312
Other assets	10,320	7,976
Separate account assets	314,821	434,263

Total assets	$ 502,463	$ 623,870

LIABILITIES

Future contract and policy benefits	$ 40,877	$ 39,919
Contractholder deposit funds and other policy liabilities	77,958	83,462
Deferred federal income taxes	320	4,680
Other liabilities and accrued expenses	9,505	2,765
Separate account liabilities	314,821	434,263

Total liabilities	$ 443,481	$ 565,089

STOCKHOLDER'S EQUITY

Common stock, $1 par value - 2,000 shares authorized; 2,000 shares issued and outstanding	$ 2,000	$ 2,000
Additional paid-in capital	29,500	29,500
Accumulated other comprehensive income	2,562	1,186
Retained earnings	24,920	26,095
Total stockholder's equity	$ 58,982	58,781

Total liabilities and stockholder's equity	$ 502,463	$ 623,870

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine months ended September 30,

	2002	2001
	Unaudited

Net (loss)/income	$ (1,175)	$ 1,748
Other comprehensive income
Net change in unrealized investment gains, net of related offsets, and income taxes	1,376	833

Comprehensive income	$ 201	$ 2,581

For the three months ended September 30,

	2002	2001
	Unaudited

Net (loss)/income	$ (2,180)	$ 302
Other comprehensive income
Net change in unrealized investment gains , net of related offsets, and income taxes	1,555	954

Comprehensive (loss)/income	$ (625)	$ 1,256

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the nine months ended September 30, 2002 and 2001

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2000	$ 2,000	$ 29,500	$ 661	$ 23,259	$ 55,420

Net income				1,748	1,748
Other comprehensive income			833		833

Balance at September 30, 2001	$ 2,000	$ 29,500	$ 1,494	$ 25,007	$ 58,001

Balance at December 31, 2001	$ 2,000	$ 29,500	$ 1,186	$ 26,095	$ 58,781

Net loss				(1,175)	(1,175)
Other comprehensive income			1,376		1,376

Balance at September 30, 2002	$ 2,000	$ 29,500	$ 2,562	$ 24,920	$ 58,982

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the nine months ended September 30,

	2002	2001
	Unaudited

Cash Flows From Operating Activities:
Net (loss)/income	$ (1,175)	$ 1,748
Adjustments to reconcile net (loss)/income to net cash provided by
(used in) operating activities:
Amortization of discount and premiums	200	17
Net realized gains on investments	(442)	(994)
Interest credited to contractholder deposit funds	2,710	3,979
Deferred federal income taxes	(5,101)	1,494
Changes in assets and liabilities:
   Deferred acquisition costs
	5,681	3,436
Accrued investment income	(316)	(103)
Other assets	(1,674)	679
Future contract and policy benefits	958	2,227
Other, net	4,827	(636)

Net cash provided by operating activities	5,668	11,847

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	43,216	39,244
Mortgage loans	5,440	3,174
Purchases of:
Available-for-sale fixed maturities	(52,881)	(30,595)
Mortgage loans	(555)	(3,430)
Net change in policy loans	133	164
Net change in short-term investments	17,757	2,277

Net cash provided by investing activities	13,110	10,834

The accompanying notes are an integral part of the financial statements.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the nine months ended September 30,

	2002	2001
	Unaudited

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 18,299	$ 7,380
Withdrawals from contractholder deposit funds	(25,277)	(21,749)

Net cash used in financing activities	(6,978)	(14,369)

Net change in cash and cash equivalents	11,800	8,312

Cash and cash equivalents, beginning of period	9,107	7,292

Cash and cash equivalents, end of period	$ 20,907	$ 15,604

Supplemental Cash Flow Information
Income taxes paid	$ 2,734	$ 877

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for stockholder-owned life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company did not use derivative contracts during the year ended December 31, 2001 nor the three or nine month periods ended September 30, 2002; therefore, the adoption had no material effect on the Company's financial position or results of operations.

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

In September 2001, the EITF discussed Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," which gives accounting guidance and recommended disclosures. Following this guidance, the Company has reviewed its insurance contracts to quantify potential losses, if any, as a result of the tragedy and has determined that there was no material claims exposure to the Company. The national tragedy of September 11, 2001 has also had an adverse impact on the airline, hotel and hospitality businesses. The Company has investments associated with these industries. For the three and nine month periods ended September 30, 2002, the Company did not have any write-downs in its investments associated with these industries for other-than-temporary declines due to the decrease in market value. The Company will continue to monitor these investments to determine if any further adjustments are necessary.

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. The Company has not evaluated the provisions of this SOP and its impact to the Company's financial position or results of operations.

2. Related Party Transactions

The Company has agreements with SLOC and its parent and affiliates, which provide that SLOC and its parent will furnish to the Company, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1,604,000 and $3,263,000 for the three and nine month periods ended September 30, 2002, respectively, and $1,423,000 and $2,997,000 for the same periods in 2001. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

2. Related Party Transactions (Continued)

The Company has an agreement with Sun Life Assurance Company of Canada whereby Sun Life Assurance Company of Canada reinsures the mortality risks of the group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that Sun Life Assurance Company of Canada will reinsure the mortality risks in excess of $50,000 per policy for group life contracts ceded by the Company. Ceded premiums under this agreement amounted to approximately $2,563,000 and $3,369,000 for the three and nine months periods ended September 30, 2002, respectively, and $378,000 and $1,423,000 for the same periods in 2001. Reinsured death benefits under this agreement amounted to approximately $707,000 and $1,909,000 for the three and nine months periods ended September 30, 2002, respectively, and $411,000 and $2,726,000 for the same periods in 2001.

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
	Nine Months ended September 30, 2002				September 30, 2002
(in 000's)
	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 11,255	$ 17,625	$ (6,370)	$ (4,154)	$ 460,924
Group Protection	14,630	11,230	3,400	2,495	36,463
Individual Protection	219	127	92	64	1,353
Corporate	735	(336)	1,071	420	3,723
Total	$ 26,839	$ 28,646	$ (1,807)	$ (1,175)	$ 502,463


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

3. Segment Information (continued)
	Nine Months ended September 30, 2001				December 31, 2001

	Total	Total	Pretax	Net	Total
	Revenues	Expenditures	Income (Loss)	Income (Loss)	Assets

Wealth Management	$ 12,882	$ 13,411	$ (529)	$ (85)	$ 571,282
Group Protection	13,090	11,890	1,200	916	38,105
Individual Protection	248	9	239	162	1,284
Corporate	1,874	95	1,779	755	13,199
Total	$ 28,094	$ 25,405	$ 2,689	$ 1,748	$ 623,870
	Three Months ended September 30, 2002
(in 000's)
	Total	Total	Pretax	Net
	Revenues	Expenditures	Income (Loss)	Income (Loss)

Wealth Management	$ 3,721	$ 7,117	$ (3,396)	$ (2,275)
Group Protection	3,619	4,006	(387)	(161)
Individual Protection	163	87	76	53
Corporate	179	(176)	355	203
Total	$ 7,682	$ 11,034	$ (3,352)	$ (2,180)
	Three Months ended September 30, 2001

	Total	Total	Pretax	Net
	Revenues	Expenditures	Income (Loss)	Income (Loss)

Wealth Management	$ 3,996	$ 3,867	$ 129	$ 160
Group Protection	4,551	4,773	(222)	(138)
Individual Protection	141	-	141	99
Corporate	456	40	416	181
Total	$ 9,144	$ 8,680	$ 464	$ 302


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to Unaudited Financial Statements

4. Commitments and Contingent Liabilities

The Company is periodically involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

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

5. SUBSEQUENT EVENT

On October 9, 2002, the Company and Keyport Benefit Life Insurance Company ("KBL"), a wholly owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into the Company. The Company will be the surviving company (the "Surviving Company"). On November 7, 2002, the respective Boards of Directors of the Company and KBL approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that the Company now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of the Company and KBL will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. The percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current value available.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations which explains material changes in the Statement of Income between the nine months periods ended September 30, 2002 and September 30, 2001.

This Form 10-Q includes forward looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001 :

The Company had a net loss of $1,175,000 for the nine months ended September 30, 2002 as compared to net income of $1,748,000 for the same period in 2001. The change of $2.9 million is primarily attributed to an increase in the amortization of deferred policy acquisition costs ("DAC") of approximately $2.1 million and a decrease in fee income of approximately $1.0 million.

Net (Loss)/Income By Segment

The Company's (loss)/income from operations reflects the operations of its three operating segments: Wealth Management, Individual Protection and Group Protection, as well as the Corporate segment.

The following table provides a summary of net (loss)/income by segment for the nine month periods ended September 30, 2002 and 2001 (in thousands):
	2002	2001	$ Change
Wealth Management	$ (4,154)	$ (85)	$ (4,069)
Individual Protection	64	162	(98,)
Group Protection	2,495	916	1,579
Corporate	420	755	(335)
	$ (1,175)	$ 1,748	$ (2,923)


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to upscale consumers, selling individual and group fixed and variable annuities. Its major product lines, ''Regatta'' and ''Futurity,'' are combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. Investment funds available under Regatta products are managed by Massachusetts Financial Services Company ("MFS"), an affiliate of the Company. Investment funds available under Futurity products are managed by several investment managers, including MFS and Sun Capital Advisers, Inc., an affiliate of the Company, and distributed by non-affiliated retail broker dealers and Independent Financial Marketing Group, Inc. ("IFMG"), an affiliated retail broker dealer. Net sales generated for the nine months ended September 30, 2002 from IFMG were $12,722,000.

The Wealth Management segment had a net loss of $4,154,000 and $85,000 for the nine month periods ended September 30, 2002 and 2001, respectively. The $4.1 million decrease in income is primarily attributed to a decrease in investment and fee income, increased death benefits paid, and increased amortization of DAC.

Mortality and expense fees, which are based on average variable account asset balances, decreased by $948,000. The lower variable asset base reflects both market depreciation and lower net deposits due to the unfavorable condition of the equity markets in general. Total new deposits to variable annuities increased in 2002 by $6,436,000, however, withdrawals increased on the variable business by $13,382,000. Net withdrawals on fixed products were $6,807,000 for the nine months ended September 30, 2002, which was a substantial improvement over the nine months ended September 30, 2001 which was $13,681,000.

The reduction of account values noted above has led to increased death benefits paid to policyowners. Death benefits paid over policyholder account balances increased by $784,000 for the nine months ended September 30, 2002 as compared to the same period in 2001. Other operating expenses increased by $826,000 primarily due to increased commissions paid to an affiliate, which are not deferred.

Amortization of DAC increased by $2,100,000 for the nine months ended September 30, 2002. The increase in the amortization of DAC is due to a decrease in the present value of estimated future gross profits as a result of the decline in the equity markets.

Interest paid to policyowners decreased by $1,269,000 but was partially offset by reduced investment income of $783,000 due to the lower asset base supporting the policyowner liabilities.

Individual Protection Segment

The only Individual Protection products offered by the Company are conversions from the group life products; there was minimal activity in this segment during the nine months ended September 30, 2002 and 2001, respectively. Net income was $64,000 and $162,000 for the nine months period ended September 30, 2002 and 2001, respectively. The decrease in income during the nine months ended September 30, 2002 primarily relates to an increase in reserves of $121,000, a decrease in premiums of $33,000 and favorable deferred taxes of $61,000.

Group Protection Segment

The Group Protection segment focuses on providing life and disability insurance to small and medium size employers as part of their employee benefit programs. During the third quarter of 2001, the Company began selling stop-loss insurance. The introduction of this product increased premiums by $1,388,000.


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment (continued)

Other group life and health product premiums for the nine months ended September 30, 2002 are relatively unchanged from the nine months ended September 30, 2001. These premiums include an adjustment that decreased premium revenue by $1,804,000 to provide for an underaccrual of reinsurance premiums in prior periods. The full amount of this underaccrual will be paid in the current year. For the nine months ended September 30, 2002, Group Protection earnings increased by $1,579,000 compared to the same period in 2001. Increased in-force life and Stop-Loss business along with favorable improvements in mortality commissions and policy reserves accounted for most of the improvement over the nine months ended September 30, 2001.

Corporate Segment

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

For the nine months ended September 30, 2002, pretax net income for this segment decreased by $708,000. This decrease reflected reduced net investment income and realized gains and losses for the period of $1,044,000.

Capital

Retained earnings of the Company at September 30, 2002 and December 31, 2001 were $24,920,000 and $26,095,000, respectively. The Company's management considers its capital resources to be adequate.

SUBSEQUENT EVENT

On October 9, 2002, the Company and KBL, a wholly owned subsidiary of Keyport, an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department (the "Department"). Pursuant to the Merger Agreement, KBL will merge with and into the Company. The Company will be the surviving company (the "Surviving Company"). On November 7, 2002, the respective Boards of Directors of the Company and KBL approved the merger. The merger will be effective December 31, 2002, pending final approval from the Department and receipt of certain other state regulatory approvals.

The Surviving Company will be licensed and authorized to write all the business that is today being written by KBL. KBL will cease to exist and the Surviving Company will carry on the business that the Company now conducts along with that now conducted through KBL.

Based upon a Pro Forma Plan of Operations and Actuarial Projections submitted to the Department in October, 2002 as part of the approval process, the Surviving Company will require a capital contribution in January, 2003 in order to sustain future target surplus levels required by the Department. The total amount of the capital contribution is approximately $45 million. The parent companies of the Company and KBL will each contribute a percentage of that amount equal to their respective ownership percentage of the Surviving Company. The percentage is based upon the pro forma statutory book value of the Surviving Company as of September 30, 2002, the most current value available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c) of Form 10-Q


SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 4. Controls and Procedures

Based on an evaluation as of a date within 90 days prior to the filing date of this quarterly report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Items 2, 3 and 4 have been omitted pursuant to General Instruction H(2)(b) of Form 10-Q

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K
(a)	The Company had no exhibits incorporated by reference
(b)	No reports on Form 8-K have been filed during the quarter ended September 30, 2002.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

November 14, 2002

/s/ James A. McNulty, III
James A. McNulty III, President

November 14, 2002

/s/ Davey S. Scoon
Davey S. Scoon, Vice President, Chief Administrative and
Financial Officer and Treasurer


Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, James A. McNulty, III, certify that:
1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ James A. McNulty, III
James A. McNulty, III
President


Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer