Form 10-K
period 2002-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2003-03-31
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2002	33-1079, 33-58482 and 333-09141

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 1900
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 6,001 shares of common stock outstanding on March 31, 2003, all of which are owned by Keyport Life Insurance Company and Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I.

PART I

Item 1. BUSINESS.

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY. SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss and group health insurance contracts. These contracts are sold by insurance agents, some of who are registered representatives of national and regional stock brokerage firms and brokers.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141 transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001 the date on which the predecessor companies came under common control.

On February 3, 2003, President Bush unveiled his fiscal year 2004 budget, which contains a number of new provisions impacting the life insurance and annuity industry. The "economic growth" provisions of this budget have been introduced in the House of Representatives as H.R. 2, The Jobs and Growth Tax Act of 2003. Passage of these provisions in their current form could have an adverse impact on the annuity industry.

Item 2. PROPERTIES.

SLNY does not own any properties. SLNY leases office space for its sales personnel located in New York City. The lease is scheduled to terminate in 2004. During 2001 and 2002, KBL leased office space in Purchase, New York. This lease was terminated as of December 31, 2002, after completion of the merger with SLNY.

Item 3. LEGAL PROCEEDINGS.

SLNY is engaged in various kinds of routine litigation which, in management's judgment, is not expected to have a material impact on capital and surplus.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SLNY is a subsidiary of both Keyport and Sun Life U.S. and as such there is no market for its common stock. SLNY did not pay any cash dividends to either Keyport or Sun Life U.S. during either 2002 and 2001.

Item 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.

PART II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statement of Income between the years ended December 31, 2002 and December 31, 2001.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact. This discussion includes forward-looking statements by the Company. These statements relate to such topics as volume growth, market share, and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain SLNY's growth and profitability.
o	Changes in interest rates and market conditions.
o	Regulatory and legislative developments.
o	Development in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require SLNY to make estimates and assumptions (see Note 1 to the financial statements included in Item 8). SLNY believes that of its significant accounting policies (see Note 1 to the financial statements included in Item 8), the following may involve a higher degree of judgement and complexity.

Deferred Acquisition Costs

Acquisition costs related to fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to investment spread, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, SLNY believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period.

Fair value of Financial Instruments

In the normal course of business, SLNY enters into transactions involving various types of financial instruments. These instruments involve credit risk and may also be subject to risk of loss due to interest rate fluctuation. SLNY monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses. SLNY values its publicly traded fixed maturities using market prices or dealer quotes. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value of Financial Instruments (continued)

Fixed maturities are classified as available-for-sale. The changes in fair value of available-for-sale securities are recorded in other comprehensive income.

SLNY's ability to liquidate positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market. Although SLNY believes its estimates reasonably reflect the fair value of those instruments, its key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with traditional life insurance (individual life, group life and disability insurance products) are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon SLNY's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless SLNY recognizes a loss on the entire line of business. SLNY periodically reviews its policies for loss recognition based upon management's best estimates. From time to time SLNY may recognize a loss on certain lines of business.

Other than Temporary Declines

SLNY's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that SLNY is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if SLNY does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, SLNY continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

During 2002, 2001 and 2000, SLNY incurred realized losses totaling $4.6 million, $0.6 million and $1.5 million respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature. During 2002, $0.2 million of the 2001 losses were recovered and are included in realized gains. During 2001, $0.6 million of the 2000 losses were recovered and were included in realized gains. SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $98,000, $75,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill

Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. SLNY performs its annual assessment of goodwill for impairment during the second quarter. The general level of interest rates, equity markets and overall economic conditions all have an impact on this assessment.

2002 as compared to 2001

SLNY had a net loss of $3.1 million for the year ended December 31, 2002 as compared to net income of $4.6 million for the year ended December 31, 2001. The change in income was directly attributed to losses in the Wealth Management segment.

The following table summarizes the results of operations and total assets as of and for the year ended December 31, 2002 for KBL, Sun NY Predecessor, and the combined entity, SLNY (in 000's):

	KBL	Sun NY Predecessor	SLNY
Total Revenues
$                    63,265

$               36,288

$          99,553

Total Expenditures	67,158	37,236	104,394
Pretax Income (Loss)	(3,893)	(948)	(4,841)

Net Operating Income (Loss)	$ (2,733)	$ (398)	$ (3,131)

Total Assets	$ 1,869,278	$ 522,489	$ 2,391,767

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate. As a result of the merger at December 31, 2002, KBL's results are included with the Wealth Management segment. For ease of comparison, the results of KBL are discussed separately.

The following provides a summary of operations by segment.

Wealth Management Segment

The following provides a summary of operations for Sun NY Predecessor Wealth Management Segment (in 000's):
	2002	2001
Total Revenues
$                    14,652

$               16,491

Total Expenditures	21,935	16,638
Pretax Loss	(7,283)	(147)

Net Operating (Loss) Income	$ (4,760)	$ 194

Total Assets	$ 470,073	$ 567,858

The decrease in Wealth Management pretax income was due primarily to decreased fee income, lower net investment income and higher DAC amortization. Fee income is based upon the level of variable account assets. Unfavorable market conditions and increased surrenders during 2002 lowered the value of these assets, resulting in a 31% decrease since December 31, 2001. The decrease in net investment income for the year was due to lower average investment balances due to the declining balances in fixed deposits in the Company's annuity operations. Interest paid to policyholders also decreased due to the lower balances in fixed deposits, partially offsetting the decreased net investment income. DAC amortization increased by $3.1 million as a result of lower projected future earnings.

Keyport Benefit Life Insurance Company

On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed a merger whereby SLNY became the surviving company and issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. During 2002, KBL had total revenues of $63.3 million, total pretax expenditures of $67.2 million, a pretax loss of $3.9 million, and total assets of $1.9 billion.

The results of operations and total assets of KBL as of and for the year ended December 31, 2002 and the two month period ended December 31, 2001 is as follows (in 000's):
	2002	2001
Total Revenues
$                    63,265

$               10,975

Total Expenditures	67,158	8,238
Pretax Income (Loss)	(3,893)	2,737

Net Operating Income (Loss)	$ (2,733)	$ 1,725

Total Assets	$ 1,869,278	$ 1,283,433

Group Protection Segment

The following table provides a summary of operations for the Group Protection Segment (in 000's):
	2002	2001
Total Revenues
$                    20,181

$               19,407

Total Expenditures	15,630	15,930
Pretax Income	4,551	3,477

Net Operating Income	$ 3,195	$ 2,641

Total Assets	$ 34,946	$ 37,728

Pretax income from the Group Protection segment increased by $1.1 million for the year ended December 31, 2002, as compared to 2001 primarily due to increased premiums. Rate increases on renewals and new business together with increased volume associated with the decision to sell stop loss business in New York, effective June, 2001, resulted in increased premiums. An adjustment was made to premiums during the third quarter of 2002 that decreased premium revenue by $1.8 million. The full amount of the under accrual was paid during 2002. Claims were comparable to 2001.

Individual Protection Segment

The following table provides a summary of operations for the Individual Protection Segment (in 000's):
	2002	2001
Total Revenues
$                         422

$                    229

Total Expenditures	350	898
Pretax Income (Loss)	72	(669)

Net Operating Income (Loss)	$ 51	$ (489)

Total Assets	$ 1,282	$ 1,267

The only products available in the Individual Protection segment are those which converted from the Group Protection segment, therefore, there is minimal activity in this segment. During 2001, the Individual Protection segment incurred an increase in reserves due to revised mortality assumptions. This significantly increased total expenditures during 2001. There was no change in mortality assumptions in 2002 that would have had a similar impact, which resulted in improved 2002 earnings.

Corporate Segment

The following table provides a summary of operations for the Corporate Segment (in 000's):
	2002	2001
Total Revenues
$                      1,033

$                 1,864

Total Expenditures	(679)	155
Pretax Income	1,712	1,709

Net Operating Income	$ 1,116	$ 490

Total Assets	$ 16,188	$ 12,337

Pretax income within the Corporate segment stayed consistent with 2001.

Total stockholders' equity of the SLNY at December 31, 2002 and 2001 was $292.1 million and $222.7 million, respectively. No dividends were paid during 2002 or 2001. SLNY's management considers its capital resources to be adequate.

Investments

SLNY held $1.59 billion and $1.08 billion in invested assets at December 31, 2002 and 2001, respectively. SLNY pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of SLNY's business given the role invested assets play in supporting SLNY's product lines and the direct impact of investment results on profitability.

Asset/Liability Risk Management

SLNY's primary investment objective is to maximize after-tax returns on the products it issues within acceptable risk parameters. SLNY is exposed to two primary types of investment risk:

o	Interest rate risk, meaning changes in the market value of fixed maturity securities and certain interest-sensitive liabilities as interest rates change over time, and
o	Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

SLNY manages its exposure to credit risk through internal analyses of a given investment. SLNY's corporate bond staff applies a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. SLNY's analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. SLNY relies on its credit team's ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund SLNY's liability requirements.

SLNY regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios, and changes in investment value. Such analysis is undertaken to determine that the integrity of SLNY's investments remains sound and to review for other-than-temporary impairments.

The pricing of SLNY's products has embedded provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the provision. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. SLNY's credit function and capital base generally permits it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in SLNY's general account portfolio is as follows at December 31 (in 000's):
	2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 1,539,156	96.4%	$ 1,040,063	96.1%
Mortgage loans	50,921	3.2%	24,253	2.2%
Policy loans	270	0.0%	413	0.1%
Short-term investments	6,390	0.4%	17,757	1.6%
	$ 1,596,737	100.0%	$ 1,082,486	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities. Asset-backed securities include structured equipment and receivable investments. The composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of December 31, 2002 is as follows (in 000's):

	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 36,344	$ 1,731	$ 33,433	$ 1,737	$ 2,910	$ (6)
Capital goods	40,133	2,532	35,340	2,533	4,792	(1)
Communications	91,555	3,231	71,444	3,703	20,110	(472)
Consumer cyclical	128,065	5,930	105,120	6,021	22,946	(91)
Consumer non-cyclical	43,305	970	36,917	1,653	6,388	(683)
Energy	69,084	3,207	63,971	3,553	5,112	(346)
Finance	421,146	14,641	353,878	17,055	67,271	(2,414)
Industrial other	24,235	1,285	23,920	1,300	314	(15)
Technology	8,705	248	6,438	423	2,267	(175)
Transportation	55,170	1,354	38,557	2,947	16,613	(1,593)
Utilities	220,187	(15)	189,560	7,397	30,628	(7,412)
Total corporate	1,137,929	35,114	958,578	48,322	179,351	(13,208)
Asset backed and mortgage backed securities	326,475	5,531	286,488	8,353	39,986	(2,822)
Foreign government and agency	6,909	434	6,909	434	-	-
States & political subdivisions	-	-	-	-	-	-
U.S. treasury & agency securities	67,843	1,220	67,843	1,220	-	-
Total fixed maturity securities	$ 1,539,156	$ 42,299	$ 1,319,818	$ 58,329	$ 219,337	$ (16,030)

As of December 31, 2002, the portfolio carried $58.3 million in gross unrealized gains relative to $16.0 million in unrealized losses. As a percent of carrying value, the largest contributors of unrealized losses were found in the Utilities, Transportation, Technology and Consumer Non-Cyclical sectors. Basic Industries and Capital Goods experienced the smallest gross unrealized losses as a percent of total carrying value. A brief discussion concerning the industry segments of SLNY's corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, and paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications, or are at risk for such. A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors. In 2002, aerospace continued to be negatively effected by the events of September 11 further exacerbated by weak economic conditions. Defense, on the other hand, benefited from the recent military buildup and increased budgets for homeland defense. Building materials was weaker due to reduced commercial construction. Although construction machinery demand had been underperforming, in general, SLNY has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, SLNY is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. SLNY's portfolio was not immune to these developments. SLNY's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. Pressures on these sectors have moderated to a significant extent, and SLNY expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy. SLNY intends to hold stressed but performing investments until they recover.

o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service and textile sectors. In 2002, the automotive sector experienced significant pricing pressures, reduced earnings and balance sheet problems. Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be similar to 2002, improvement is expected for 2004. Many retailers experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, and limited pricing power. Entertainment and gaming sectors had a relatively strong year. SLNY has no exposure to the textile industry and limited exposure to the services industry. SLNY continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Non-cyclical- The Consumer Non-cyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as one of a safe haven, and, thus outperformed most sectors in 2002. SLNY's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios. Sector weakness was concentrated in the supermarket sub sector for 2002. Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs. Yet, healthy free cash flow levels provide supermarket operators with financial flexibility and support investment stability.

o

Energy: The Energy sector encompasses the oil and gas industries. Higher commodity prices in the second half of 2002 contributed to the earnings of most oil and gas companies - namely exploration and production, integrateds and, to a lesser extent, refineries. Investments in these sectors, in general, provided solid returns during the year. Oil field services, however, did not fare as well due to a redirection by the integrateds towards increasing reserves through acquisition rather than exploration. Political turmoil in Venezuela caused that country's oil production to suffer near complete shutdown after workers went on strike at the oilfields and refineries. Although bond values of Venezuela's national oil company suffered considerable declines, the structure of SLNY's holdings in this entity continues to provide investment protection.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REIT"). With a few notable exceptions, bonds in this broad sector performed well in 2002. Banks benefited from near historic low interest rates, which served to improve net interest margins. Banks continued to show restraint in commercial lending, focusing on consumer lending for growth. Deteriorating credit quality, especially in commercial and industrial portfolios, led to marked increases in provisioning and charge-offs. Bonds of independent finance companies were quite volatile in 2002, owing mostly to the on-again, off-again divestiture of one large commercial finance company and to the myriad of negative headlines of one large consumer finance company. Bond prices rallied in the latter part of 2002. Finance companies exposed to aircraft leasing suffered the effects of the downturn in air travel and the bankruptcies of major airlines. The performance of the captive finance bonds largely followed that of their parents. The bonds of life insurance companies underperformed in 2002 owing mostly to the dismal stock market performance that eroded variable annuity sales and account values. Life insurers were forced to accelerate deferred costs and to increase reserves for guaranteed minimum death benefits. Life insurers were also affected by lower interest rates, which lowered the yield on bond portfolios, and by the wave of downgrades and defaults of corporate bonds. Property-casualty insurers benefited from a hardening of prices, tempered somewhat by renewed asbestos headline risk, lower interest rates which lowered bond portfolio yields, and downgrades and defaults of corporate bond portfolios.

The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPO"), equity underwriting, and merger and acquisition activity. Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies. While real estate fundamentals may continue to weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers ("PC") as well as computer software and services manufacturers. The fundamentals of the technology sector remained weak as global information technology ("IT") spending remained severely depressed in 2002. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of PC's, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Most industry analysts expect a modest improvement in IT spending this year after several years of depressed demand. SLNY remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors are experiencing some effects from the cyclical downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy and structural changes to the industry. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002. Two major airlines, United Airlines and U.S. Airways, filed for Chapter 11 protection. SLNY generally lends to the industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financing are of two types, Equipment Trust Certificates ("ETC's") and Enhanced Equipment Trust Certificates ("EETCs"). The ETC's have an initial 80% loan-to-value ratio and the EETC's senior tranches had an initial 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from default. Although SLNY has experienced a fair amount of deterioration in the airline component of the transportation portfolio in 2002, SLNY is provided downside protection due to the secured nature of its holdings.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices placed unprecedented pressure on the sector. Liquidity became the primary focus for the sector, a situation greatly exacerbated by rapid, and in some cases, multiple level downgrades by the credit rating agencies. SLNY's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that have been less affected during the year. In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive SLNY's investment conclusions. In fact, SLNY expects the industry may benefit in the intermediate term from a strong focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. The ongoing progress in industry restructuring supports SLNY's intention to hold its positions until maturity or recovery.

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities.

The majority of SLNY's fixed maturity investments are investment grade, with 98% of fixed maturity securities classified as Category 1 and 2 by the SVO as of December 31, 2002. Below investment grade bonds were 2.0% of fixed maturity investments and 1.9 % of total invested assets as of December 31, 2002. The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating designation as of December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total
1	AAA/AA/A	$ 953,505	62.0%
2	BBB	554,679	36.0%
3	BB	21,679	1.4%
4	B	4,045	0.3%
5	CCC and Lower	3,347	0.2%
6	In or near default	1,901	0.1%
		$ 1,539,156	100.0%

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio is as follows at December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total
1	AAA/AA/A	$ 109,731	50.0%	$ (3,361)	21.0%
2	BBB	83,201	38.0%	(4,427)	27.5%
3	BB	17,915	8.2%	(3,604)	22.5%
4	B	4,045	1.8%	(1,891)	11.8%
5	CCC and Lower	3,347	1.5%	(2,124)	13.3%
6	In or near default	1,098	0.5%	(623)	3.9%
		$ 219,337	100.0%	$ (16,030)	100.0%

At December 31, 2002, $7.78 million, or 48.5%, of the gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired these losses are generally considered to be temporary in nature. SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset impairment process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than- temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis.

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During 2002, 2001 and 2000, SLNY incurred write-downs of fixed maturities totaling $4.6 million, $0.5 million and $1.5 million, respectively, for other-than-temporary impairment. The 2002 write-downs reflect impairments primarily relating to the Utilities, Transportation and Communications sectors. Gross realized losses on the voluntary sales of fixed maturity securities totaled $8.5 million in 2002, compared to $2.9 million in 2001.

The carrying value of fixed maturity securities with unrealized losses by maturity date is as follows at December 31, 2002 (in 000's):

	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
Due in one year or less	$ 29,227	$ (107)
Due after one year through five years	86,114	(3,062)
Due after five years through ten years	40,786	(6,062)
Due after ten years	23,224	(3,977)
	179,351	(13,208)
Asset-backed securities	39,986	(2,822)
Total	$ 219,337	$ (16,030)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements, in the form required by Regulation S-X, are set forth below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF INCOME

(in thousands)

For the years ended December 31
	2002	2001 Restated	2000

Revenues

Premiums and annuity considerations	$ 20,285	$ 19,187	$ 17,810
Net investment income	74,847	21,276	11,821
Net realized investment (losses) gains	(7,265)	361	(3,079)
Fee and other income	11,686	8,142	9,753

Total revenues	99,553	48,966	36,305

Benefits and Expenses

Policyowner benefits	16,428	14,563	13,630
Interest credited	62,830	12,682	5,751
Other operating expenses	16,979	9,477	8,383
Amortization of deferred policy acquisition costs	8,157	5,137	5,844

Total benefits and expenses	104,394	41,859	33,608

(Loss) income before income tax expense	(4,841)	7,107	2,697

Income tax (benefit) expense	(1,710)	2,546	958

Net (loss) income	$ (3,131)	$ 4,561	$ 1,739

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

BALANCE SHEETS

(in thousands)
ASSETS	December 31, 2002	December 31, 2001 Restated
Investments
Available-for-sale fixed maturities at fair value (amortized cost of
$1,496,857 and $1,039,792 in 2002 and 2001, respectively)	$ 1,539,156	$ 1,040,063
Mortgage loans	50,921	24,253
Policy loans	270	413
Short-term investments	6,390	17,757

Total investments	1,596,737	1,082,486

Cash and cash equivalents	157,563	59,188
Accrued investment income	19,800	14,713
Deferred policy acquisition costs	46,567	23,248
Deferred federal income taxes	-	11,901
Goodwill	37,788	35,314
Other assets	18,563	10,202
Separate account assets	514,749	665,571

Total assets	$ 2,391,767	$ 1,902,623

LIABILITIES

Future contract and policy benefits	$ 40,510	$ 39,919
Contractholder deposit funds and other policy liabilities	1,431,353	968,800
Deferred federal income taxes	5,525	-
Payable for investments purchased and loaned	73,474	-
Payable to affiliate	28,400	-
Other liabilities and accrued expenses	5,688	5,651
Separate account liabilities	514,749	665,571

Total liabilities	$ 2,099,699	$ 1,679,941

Commitments and contingencies - Note 15

STOCKHOLDERS' EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$ 2,100	$ 2,100
Additional paid-in capital	239,963	194,963
Accumulated other comprehensive income (loss)	25,316	(2,201)
Retained earnings	24,689	27,820
Total stockholders' equity	$ 292,068	$ 222,682

Total liabilities and stockholders' equity	$ 2,391,767	$ 1,902,623

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31
	2002	2001 Restated	2000

Net (loss) income	$ (3,131)	$ 4,561	$ 1,739
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax and policyholder amounts	25,664	(2,623)	890
Reclassification adjustments of realized investment (gains)
losses into net income (loss)	1,853	(239)	1,043
Other comprehensive income (loss)	27,517	(2,862)	1,933

Comprehensive income	$ 24,386	$ 1,699	$ 3,672

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

For the years ended December 31

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Stock	Capital	Income	Earnings	Equity

Balance at December 31, 1999	$ 2,000	$ 29,500	$ (1,272)	$ 26,220	$ 56,448

Net income				1,739	1,739
Other comprehensive income			1,933		1,933
Dividends to stockholder				(4,700)	(4,700)

Balance at December 31, 2000	2,000	29,500
661
				23,259	55,420

Acquisition of Keyport Benefit Life (November 1, 2001)	100	99,463			99,563
Net income				4,561	4,561
Other comprehensive loss			(2,862)		(2,862)
Capital Contribution		66,000			66,000

Balance at December 31, 2001 - Restated	2,100	194,963

(2,201)
				27,820	222,682

Net loss				(3,131)	(3,131)
Other comprehensive income			27,517		27,517
Capital Contribution		45,000			45,000

Balance at December 31, 2002	$ 2,100	$ 239,963	$ 25,316	$ 24,689	$ 292,068

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31

2002

2001 Restated

2000

Cash Flows From Operating Activities:

Net (loss) income

$ (3,131)

$ 4,561

$ 1,739

Adjustments to reconcile net (loss) income to net cash provided by

Operating activities:

Amortization of discount and premiums

11,281

47

7

Depreciation and amortization

209

-

-

Net realized (losses) gains on investments

7,265

(361)

3,079

Interest credited to contractholder deposit funds

62,830

12,682

5,751

Deferred federal income taxes

(6,261)

(26,726)

(1,154)

Changes in assets and liabilities:

Deferred acquisition costs

(26,537)

(477)

3,943

   Intangible assets

(2,474)

-

-

Accrued investment income

(5,087)

72

106

Net change in other assets and liabilities

100,246

11,622

1,208

Future contract and policy benefits

591

2,837

2,698

Net cash provided by operating activities

138,932

4,257

17,377

Cash Flows From Investing Activities:

Sales, maturities and repayments of:

Available-for-sale fixed maturities

995,278

79,710

51,688

Mortgage loans

6,103

7,172

3,177

Purchases of:

Available-for-sale fixed maturities

(1,466,958)

(183,328)

(42,546)

Mortgage loans

(32,770)

(4,630)

(3,809)

Net change in policy loans

143

128

(3)

Net change in short-term investments

11,367

(1,756)

(8,706)

Net cash used in investing activities

(486,837)

(102,704)

(199)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31

2002

2001 Restated

2000

Cash Flows From Financing Activities:

Deposits to contractholder deposit funds

$ 572,888

$ 85,705

$ 11,301

Withdrawals from contractholder deposit funds

(171,608)

(54,103)

(27,945)

Dividends paid to stockholder

-

-

(4,700)

Capital Contributions

45,000

66,000

-

Net cash provided by (used in) financing activities

446,280

97,602

(21,344)

Net change in cash and cash equivalents

98,375

(845)

(4,166)

Cash and cash equivalents, beginning of year

59,188

7,292

11,458

    Cash acquired from acquisition through  merger of Keyport Benefit Life Insurance Company

-

52,741

-

Cash and cash equivalents, end of year

$ 157,563

$ 59,188

$ 7,292

Supplemental Cash Flow Information

Income taxes paid

$ 3,292

$ 339

$ 701

Supplemental schedule of noncash investing and financing activities:

Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor") and Keyport Benefit Life Insurance Company ("KBL") were merged on December 31, 2002, with Sun NY Predecessor as the surviving company ("SLNY").  As terms of the merger, SLNY issued 4,001 additional shares of common stock in exchange for all the assets and liabilities of KBL.  Total book value of assets acquired and liabilities assumed were $1,869.3 million and $1,652.8 million, respectively, at December 31, 2002.  These financial statements give effect to this transaction as of November 1, 2001.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department.  On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger.  Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL.  As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY.  SLNY is licensed and authorized to write all the business that was previously being written by KBL and SLNY.  The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company.  Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Services of Canada Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLNY is engaged in the sale of fixed and variable annuity contracts, group life, stop loss and group health insurance contracts.  These contracts are sold by insurance agents, some of who are registered representatives of national and regional stock brokerage firms and brokers.

The following summarizes the results of operations and total assets as of and for the year ended December 31, 2002 (in 000's):

KBL

SLNY

Surviving Entity

Total Revenues

$                    63,265

$               36,288

$          99,553

Total Expenditures

67,158

37,236

104,394

Pretax Loss

(3,893)

(948)

(4,841)

Net Operating Loss

$ (2,733)

$ (398)

$ (3,131)

Total Assets

$ 1,869,278

$ 522,489

$ 2,391,767

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS  No. 142, "Goodwill and Other Intangible Assets".  Under SFAS No. 141 transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer.  The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of KBL (through the acquisition of Keyport) on October 31, 2001 by Sun Life Financial Services of Canada Inc. ("SLF"), a Canadian holding company and parent of SLOC.  In accordance with SFAS No. 142, effective January 1, 2002, Goodwill is no longer amortized and is instead tested for impairment on an annual basis.  In accordance with SFAS No. 142, SLNY has completed the required impairment tests of goodwill and indefinite-lived intangible assets and concluded that these assets are not impaired.  Goodwill is tested for impairment on an annual basis using the discounted cash flow method.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of November 1, 2001 (in thousands):

Assets:

Fixed-maturity securities

$ 809,972

Accrued investment income

12,438

Receivable for investments sold

2,041

Goodwill

35,314

Deferred taxes

13,931

Cash and cash equivalents

52,741

Other assets acquired

998

Separate account assets

218,677

Total assets acquired

1,146,112

Liabilities:

Policy liabilities

826,124

Other liabilities

1,748

Separate accounts

218,677

Total liabilities assumed

1,046,549

Net assets acquired

$ 99,563

In 2002, SLNY completed its valuation of certain assets acquired and liabilities assumed.  The revisions increased goodwill by $2.5 million, decreased deferred taxes by $1.9 million, decreased other liabilities by $47,000 and increased investments by $4.5 million.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for stock life insurance companies.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  The most significant estimates are those used in determining deferred policy acquisition costs ("DAC"), investment allowances and the liabilities for future policyholder benefits.  Actual results could differ from those estimates.

Financial Instruments

In the normal course of business, SLNY may enter into transactions involving various types of financial instruments, including cash and cash equivalents, investments such as fixed maturities, mortgage loans and equity securities, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  SLNY evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

Cash and Cash Equivalents

Cash and cash equivalents primarily include cash, commercial paper, money market investments, and short term bank participations.  All such investments have been purchased with maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

Investments

SLNY accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified based on intent, as held-to-maturity or available-for-sale.  In order for the securities to be classified as held-to-maturity, SLNY must have positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts.  Securities that do not meet this criteria are classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported net of policyholder related amounts and deferred income taxes in a separate component of other comprehensive income.  Fair values for publicly traded securities are obtained from external market quotations.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities, repayment, and liquidity characteristics.  SLNY does not engage in trading activities.  All of SLNY's fixed maturity securities are classified as available-for-sale.  All security transactions are recorded on a trade-date basis.

SLNY's accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that SLNY is unable to recover all amounts due under the contractual obligations of the security.  In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if SLNY does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale.  Once an impairment charge has been recorded, SLNY then continues to review the other-than-temporarily impaired securities for additional impairment, if necessary.

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses.  Mortgage loans acquired at a premium or discount are carried at amortized values net of provisions for estimated losses.  Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States.  Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments (continued)

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

Investment income is recognized on an accrual basis.  Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the specific cost identification method.  When an impairment of a specific investment or a group of investments is determined to be other-than-temporary, a realized investment loss is recorded.  Changes in the provision for estimated losses on mortgage loans are included in net realized investment gains and losses.

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

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses.  This amortization is reviewed quarterly and adjusted retrospectively by a cumulative charge or credit to current operations when SLNY revises its estimate of current or future gross profits to be realized from this group of products, including realized and unrealized gains and losses from investments.

Deferred acquisition costs for each product are reviewed to determine if they are recoverable from future income, including investment income.  If such costs are determined to be unrecoverable, they are expensed at the time of determination.  Although realization of DAC is not assured, SLNY believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

Other Assets

Property, equipment, and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets (continued)

Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the leases or the estimated useful life of the improvements.  Reinsurance receivables from reinsurance ceded are also included in other assets.

Policy liabilities and accruals

Future contract and policy benefits are liabilities for traditional life, health and annuity products.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.  The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon SLNY's experience and industry standards.

Contractholder deposit funds consist of policy values that accrue to the holders of investment-related products such as deferred annuities and guaranteed investment contracts.  The liabilities consist of net deposits and interest credited less administrative charges.  The liability is before the deduction of any applicable surrender charges.

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

Other than DAC, benefits and expenses related to traditional life, annuity, and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and spread income recognition over expected policy lives.  For investment-type contracts, benefits include death benefits in excess of account values, which are recognized as incurred.

Fees from investment advisory services are recognized as revenues when services are provided. Revenues from fixed and variable annuities and single-premium whole life policies include mortality charges, surrender charges, policy fees, and contract fees and are recognized when earned.

Operating Expenses

Operating expenses primarily represent compensation, general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

For the 2002 tax year, as in prior years, Sun NY Predecessor will participate in the consolidated federal income tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc.("SLOC U.S. Operations Holdings") and other affiliates.  Similarly for 2002, KBL will continue to be part of Keyport's consolidated federal income tax return.  Effective for the 2003 tax year, SLNY will file its tax return on a stand-alone basis.  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, "Accounting for Income Taxes."  These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

Separate Accounts

SLNY has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not chargeable with liabilities that arise from any other business of SLNY.  Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities.  Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts.  Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements.  Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

SLNY adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SLNY did not use derivative contracts during the years ended December 31, 2002, 2001 and 2000, and therefore adoption had no effect on SLNY's financial position or results of operations.

In July 2002, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Separate Accounts."  This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts.  SLNY is in the process of evaluating the provisions of this SOP and its impact to SLNY's financial position and results of operations.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45").  FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others.  This interpretation has no impact on SLNY.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities.  This interpretation states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise.  This interpretation has no impact on SLNY because it does not maintain any involvement with variable interest entities.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

2. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

SLNY has agreements with SLOC, Sun Life U.S. and its affiliates, which provide that SLOC and Sun Life U.S. will furnish to SLNY, as requested, personnel as well as certain investment and administrative services on a cost reimbursement basis.  Expenses under these agreements amounted to approximately $4.4 million, $3.8 million and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

No dividends were declared or paid during 2002 or 2001.  SLNY declared and paid dividends in the amount of $4.7 million to Sun Life U.S. during 2000.  See Note 14 for dividend restrictions information.

During December 2002, SLNY received $14.9 million of additional capital contributions from Sun Life U.S. and $30.2 million of additional capital contributions from Keyport.

During December 2001, KBL received $66.0 million of additional capital contributions from Keyport.

SLNY had $30.6 million due to related parties at December 31, 2002, and $0.6 million due from related parties as of December 31, 2002.

As more fully described in Note 7, SLNY has been involved in several reinsurance transactions with SLOC.

As more fully described in Note 8, SLNY participates in a pension plan and other post-retirement benefits sponsored by Sun Life U.S.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

3. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of fixed maturities were as follows (in 000's):

December 31, 2002

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

(Losses)

Value

Available-for-sale fixed maturities:

Non-Corporate Securities

Asset backed and mortgage backed securities

$ 320,944

$ 8,353

$ (2,822)

$ 326,475

Foreign government & agency securities

6,475

434

-

6,909

States & political subdivisions

-

-

-

-

U.S. treasury & agency securities

66,623

1,220

-

67,843

Total Non-Corporate Securities

394,042

10,007

(2,822)

401,227

Corporate Securities

Basic industry

34,613

1,737

(6)

36,344

Capital goods

37,601

2,533

(1)

40,133

Communications

88,324

3,703

(472)

91,555

Consumer cyclical

122,135

6,021

(91)

128,065

Consumer noncyclical

42,335

1,653

(683)

43,305

Energy

65,877

3,553

(346)

69,084

Finance

406,505

17,055

(2,414)

421,146

Industrial other

22,950

1,300

(15)

24,235

Technology

8,457

423

(175)

8,705

Transportation

53,816

2,947

(1,593)

55,170

Utilities

220,202

7,397

(7,412)

220,187

Total Corporate Securities

1,102,815

48,322

(13,208)

1,137,929

Total available-for-sale fixed maturities

$ 1,496,857

$ 58,329

$ (16,030)

$ 1,539,156

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (continued)

December 31, 2001 - Restated

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

(Losses)

Value

Available-for-sale fixed maturities:

Non-Corporate Securities

Asset backed and mortgage backed securities

$ 260,745

$ 1,034

$ (3,089)

$ 258,690

Foreign government & agency securities

16,366

342

(42)

16,666

States & political subdivisions

-

-

-

-

U.S. treasury & agency securities

33,955

167

(75)

34,047

Total Non-Corporate Securities

311,066

1,543

(3,206)

309,403

Corporate Securities

Basic industry

25,673

1,182

(624)

26,231

Capital goods

22,084

390

(169)

22,305

Communications

94,592

1,207

(935)

94,864

Consumer cyclical

85,968

789

(842)

85,915

Consumer noncyclical

59,312

597

(385)

59,524

Energy

49,696

80

(796)

48,980

Finance

231,105

5,313

(2,316)

234,102

Industrial other

11,698

96

(245)

11,549

Technology

8,023

213

-

8,236

Transportation

37,938

270

(747)

37,461

Utilities

102,637

799

(1,943)

101,493

Total Corporate Securities

728,726

10,936

(9,002)

730,660

Total available-for-sale fixed maturities

$ 1,039,792

$ 12,479

$ (12,208)

$ 1,040,063

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturities are shown below (in 000's). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or SLNY may have the right to put or sell the obligations back to the issuers.

December 31, 2002

Amortized Cost

Fair Value

Maturities of available-for-sale fixed securities:

Due in one year or less

$ 97,069

$ 97,959

Due after one year through five years

623,403

643,846

Due after five years through ten years

356,199

369,097

Due after ten years

99,242

101,779

Subtotal

1,175,913

1,212,681

Asset-backed securities

320,944

326,475

Total

$ 1,496,857

$ 1,539,156

Gross gains of $5.6 million, and $3.3 million and gross losses of $8.5 million, and $2.9 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2002 and 2001, respectively.

Fixed maturities with an amortized cost of approximately $1.0 million and $0.4 million at December 31, 2002 and 2001, respectively, were on deposit with governmental authorities as required by law.

As of December 31, 2002, 98% of SLNY's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2002, 2001 and 2000 SLNY incurred realized losses totaling $4.6 million, $0.6 million and $1.5 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.  During 2002, $0.2 million of the 2001 losses were recovered and are included in realized gains.  During 2001, $0.6 million of the 2000 losses were recovered and were included in realized gains. SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $98,000, $75,000 and $50,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Mortgage loans

SLNY invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 70% of the properties' value at the time that the original loan is made.

SLNY monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, appropriate allowances for losses have been made.  In those cases where, in management's judgement, the mortgage loan's value has been impaired, appropriate losses are recorded.   SLNY had no restructured or impaired mortgage loans at December 31, 2002 and 2001, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (Continued)

Mortgage loans comprise the following property types and geographic regions in (000's):

December 31,

Property Type:

2002

2001 - Restated

Office building

$ 22,828

$ 6,508

Residential

-

1,060

Retail

11,967

9,865

Industrial/warehouse

11,258

3,600

Other

4,949

3,301

Valuation allowance

(81)

(81)

Total

$ 50,921

$ 24,253

December 31,

Geographic region:

2002

2001 - Restated

Arizona

$ 2,434

$ 2,524

California

5,571

1,550

Delaware

8,944

-

Florida

3,744

1,003

Georgia

-

1,060

Indiana

1,834

1,894

Maryland

3,096

3,301

Michigan

511

549

New York

7,561

2,951

Ohio

1,159

1,217

Pennsylvania

8,830

1,986

Texas

641

668

Utah

1,980

1,538

Virginia

1,160

1,200

Wisconsin

-

1,610

Other

3,537

1,283

Valuation allowance

(81)

(81)

Total

$ 50,921

$ 24,253

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

3. INVESTMENTS (Continued)

At December 31, 2002, scheduled mortgage loan maturities were as follows (in 000's):

2003

$ -

2004

3,792

2005

2,538

2006

-

2007

18,195

Thereafter

26,396

Total

$ 50,921

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

SLNY has made commitments of mortgage loans on real estate and other loans into the future.  The outstanding commitments for these mortgages amount to $0.7 million and $0.5 million at December 31, 2002 and 2001, respectively.  The fair value of the outstanding commitments is not material to the Company.

4. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following (in 000's):

2002

2001 - Restated

2000

Fixed maturities

$ (2,641)

$ 983

$ (1,611)

Mortgage loans

-

(81)

-

Short-term investments

3

9

-

Write-down of fixed maturities

(4,627)

(550)

(1,468)

Total

$ (7,265)

$ 361

$ (3,079)

5. NET INVESTMENT INCOME

Net investment income consisted of the following (in 000's):

2002

2001 - Restated

2000

Fixed maturities

$ 72,786

$ 19,024

$ 9,490

Mortgage loans

2,640

2,374

2,432

Policy loans

24

33

43

Other

115

41

45

Gross investment income

75,565

21,472

12,010

Less: Investment expenses

718

196

189

Net investment income

$ 74,847

$ 21,276

$ 11,821

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of SLNY's financial instruments at December 31, 2002 and 2001 (in 000's):

December 31, 2002

December 31, 2001 - Restated

Carrying

Estimated

Carrying

Estimated

Amount

Fair Value

Amount

Fair Value

Financial assets:

Cash and cash equivalents

$ 157,563

$157,563

$ 59,188

$ 59,188

Fixed maturities

1,539,156

1,539,156

1,040,063

1,040,063

Mortgages

50,921

56,717

24,253

25,743

Policy loans

270

270

413

413

Short-term investments

6,390

6,390

17,757

17,757

Separate account assets

514,749

514,749

665,571

665,571

Financial liabilities:

Contractholder deposit funds

$ 1,431,353

$ 1,374,908

$ 968,800

$ 917,776

Separate account liabilities

$ 514,749

$ 514,749

$ 665,571

$ 665,571

The fair values of cash and cash equivalents are estimated to be cost plus accrued interest. The fair values of short-term bonds are estimated to be amortized cost.  The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics.  The fair values of mortgage loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Policy loans are stated at unpaid principal balances, which approximate fair value.

The fair values of SLNY's general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued.  Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

7. REINSURANCE

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts.  Under this agreement, certain death benefits are reinsured on a yearly renewable term basis.  The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY.

SLNY has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group long-term disability contracts.  Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $4,000 per claim per month for long-term disability contracts ceded by SLNY.

The effects of reinsurance were as follows (in 000's):

For the Years Ended December 31,

2002

2001

2000

Insurance premiums:

Direct

$ 25,900

$ 22,158

$ 21,484

Ceded - Affiliated

4,133

1,842

2,696

Ceded - Non-affiliated

1,482

1,129

978

Net Premiums

$ 20,285

$ 19,187

$ 17,810

Insurance and other individual policy benefits, and claims:

Direct

$ 19,644

$ 19,525

$ 17,903

Ceded - Affiliated

2,858

4,565

3,855

Ceded - Non-affiliated

358

397

418

Net policy benefits and claims

$ 16,428

$ 14,563

$ 13,630

SLNY is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim.  Management believes that any liability from this contingency is unlikely.  However, to limit the possibility of such losses, SLNY periodically evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

8.  RETIREMENT PLANS

PENSION PLAN

SLNY participates in a non-contributory defined benefit pension plan that is sponsored by Sun Life U.S., which is directly liable for the related obligations.  Benefits under all plans are based on years of service and employees' average compensation. SLNY is allocated a portion of the pension plan expenses.  The allocated expenses were $14,000, $13,000 and $52,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SLNY participates in a 401(K) plan sponsored by Sun Life U.S. for which substantially all employees of at least age 21 are eligible at date of hire.  Under the plan, employer contributions are matched up to a specified amount of the employee's contributions to the plan.  The SLNY portion of this employer contribution was $15,700, $6,200 and $8,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to pension benefits, Sun Life U.S. sponsors a plan that provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age while working for SLNY, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.  SLNY is allocated a portion of other post-retirement benefit plans expenses.  The allocated expenses were $11,000, $10,000 and $11,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

9. FEDERAL INCOME TAXES

Sun NY Predecessor is included in the consolidated federal income tax return of SLOC U.S. Operations Holdings, and KBL is included as a part of Keyport's consolidated federal income tax return, as previously described in Note 1.  Federal income taxes are calculated as if SLNY was filing a separate federal income tax return.  A summary of the components of federal income tax expense in the statements of income for the years ended December 31, was as follows (in 000's):

2002

2001 - Restated

2000

Federal income tax expense (benefit):

Current

$    (6,258)

$          535

$ 2,112

Deferred

4,548

2,011

(1,154)

Total

$ (1,710)

$ 2,546

$ 958

Federal income taxes attributable to the operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. SLNY's effective rate differs from the federal income tax rate as follows (in 000's):

2002

2001 - Restated

2000

Expected federal income tax expense (benefit)

$ (1,695)

$ 2,550

$ 944

Other

(15)

(4)

14

Federal income tax expense

$ (1,710)

$ 2,546

$ 958

The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of SLNY's deferred tax assets and liabilities as of December 31 was as follows (in 000's):

2002

2001 - Restated

Deferred tax assets:

Investments, net

$ -

$ 1,205

Actuarial liabilities

13,479

9,546

Deferred policy acquisition costs

-

236

Other

492

914

Total deferred tax assets

13,971

11,901

Deferred tax liabilities:

Investments, net

(13,131)

-

Deferred policy acquisition costs

(6,365)

-

Total deferred tax liabilities

(19,496)

-

Net deferred tax assets/(liabilities)

$ (5,525)

$ 11,901

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

9. FEDERAL INCOME TAXES (Continued)

SLNY makes payments under certain tax sharing agreements.  Sun NY Predecessor had cash payments to Sun Life U.S. for federal income taxes of approximately $3.3 million and $0.3 million, for the years ended December 31, 2002 and 2001, respectively.  Similarly, KBL had cash payments to Keyport for federal income taxes of approximately $0.6 million and $0 for the years ended December 31, 2002 and 2001, respectively.

SLNY's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits.  Sun NY Predecessor and KBL are currently under audit by the IRS for the years 1998 through 2000 and 1999 through October 31, 2001, respectively.  In SLNY's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on SLNY's financial statements.  However, the amounts of these tax liabilities could be revised in the future if estimates of SLNY's ultimate liability are revised.

10. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the group life and group disability products is summarized below (in 000's):

2002

2001

Balance at January 1

$ 23,615

$ 20,574

Less reinsurance recoverable

(6,078)

(5,067)

Net balance at January 1

17,537

15,507

Incurred related to:

Current year

12,062

11,354

Prior years

(1,946)

(786)

Total incurred

10,116

10,568

Paid losses related to:

Current year

(6,660)

(5,446)

Prior years

(3,320)

(3,092)

Total paid

(9,980)

(8,538)

Balance at December 31

24,294

23,615

Less reinsurance recoverable

(6,621)

(6,078)

Net balance at December 31

$ 17,673

$ 17,537

SLNY regularly updates its estimates of liabilities for unpaid claims and claims adjustments expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its group disability line of business.  Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

11. DEFERRED POLICY ACQUISITION COSTS

The following illustrates the changes to the DAC asset (in 000's):

2002

2001 - Restated

Balance at January 1

$ 23,248

$ 23,799

Acquisition costs deferred

31,994

5,614

Amortized to expense during year

(8,157)

(5,137)

Adjustment for unrealized investment gains

during year

(518)

(1,028)

Balance at December 31

$ 46,567

$ 23,248

12. SEGMENT INFORMATION

SLNY conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities.  Each segment was defined consistent with the way results are evaluated by the chief operating decision-maker.  Net investment income is allocated based on segmented assets by line of business.  SLNY does not materially depend on one or a few customers, brokers or agents for a significant portion of its operations.

Wealth Management

The Wealth Management segment markets and administers both individual fixed and variable annuity products.

Group Protection

The Group Protection segment markets and administers group life insurance, stop loss insurance, long-term disability and short-term disability products.  These products are sold to employers that provide group benefits for their employees.

Individual Protection

The only Individual products offered are conversions from the group life products.

Corporate

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.  Management evaluates the results of the operating segments on an after-tax basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

12. SEGMENT INFORMATION  (Continued)

The following amounts pertain to the various business segments (in 000's):

Year ended December 31, 2002

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$ 77,917

$ 20,181

$ 422

$ 1,033

$99,553

Total Expenditures

89,093

15,630

350

(679)

104,394

Pretax Income (Loss)

(11,176)

4,551

72

1,712

(4,841)

 Net Operating
Income (Loss)

(7,493)

3,195

51

1,116

(3,131)

Total Assets

$ 2,339,351

$ 34,946

$ 1,282

$ 16,188

$ 2,391,767

Year ended December 31, 2001 - Restated

Total Revenues

$ 27,466

$ 19,407

$ 229

$ 1,864

$ 48,966

Total Expenditures

24,876

15,930

898

155

41,859

Pretax Income (Loss)

2,590

3,477

(669)

1,709

7,107

 Net Operating
Income (Loss)

1,919

2,641

(489)

490

4,561

Total Assets

$ 1,851,291

$ 37,728

$ 1,267

$ 12,337

$ 1,902,623

Year ended December 31, 2000

Total Revenues

$ 20,066

$ 17,194

$ 224

$ (1,179)

$ 36,305

Total Expenditures

18,033

15,350

301

(76)

33,608

Pretax Income (Loss)

2,033

1,844

(77)

(1,103)

2,697

 Net Operating
Income (Loss)

1,307

1,199

(50)

(717)

1,739

Total Assets

$ 711,141

$ 30,514

$ 1,040

$ 10,677

$ 753,372

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

13. REGULATORY FINANCIAL INFORMATION

SLNY is required to file quarterly and annual statements with the Insurance Department of the State of New York prepared on an accounting basis prescribed or permitted by the State of New York (statutory basis).  Statutory net income and capital stock and surplus differ from net income and shareholder's equity reported in accordance with GAAP for stock life insurance companies primarily because, under statutory basis accounting, policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and income tax expense reflects only taxes paid or currently payable.

SLNY's statutory surplus and net income (loss) were as follows (in thousands):

Year ended December 31,

2002

2001 - Restated

2000

Statutory surplus and capital

$162,669

$133,305

$ 39,560

Statutory net (loss) income

(16,547)

(13,073)

2,589

Effective January 1, 2001, the  Insurance Department of the State of New York required that insurance companies domiciled in the State of New York prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual, version effective January 1, 2001, subject to any deviation prescribed or permitted by the State of New York Superintendent of Insurance.

The State of New York has adopted certain prescribed accounting practices that differ from those found in the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001.  Specifically, paragraphs 5 through 11 and paragraphs 17 through 19 of Statement of Statutory Accounting Principle ("SSAP") No. 10, Income Taxes, were not adopted.  In addition, all requirements related to deferred tax assets and deferred tax liabilities in paragraphs 20 and 21 of SSAP No. 10 were not adopted.  The impact of not applying SSAP No. 10 in its entirety was a decrease in SLNY's statutory surplus of $2.1 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively.

Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual, version effective January 1, 2001, are reported as changes in accounting principles in the statutory financial statements. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods.  As a result of these changes, SLNY reported a change in accounting principle in its statutory financial statements, as an adjustment that increased unassigned funds (surplus), of $62,400 as of January 1, 2001.  This adjustment is due to the valuation of SLNY's obligation for post-retirement benefits other than pensions on a NAIC basis as of January 1, 2001.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

14. DIVIDEND RESTRICTIONS

SLNY's ability to pay dividends is subject to certain restrictions. The State of New York has enacted laws governing the payment of dividends to stockholders by insurers.  These laws affect the dividend paying ability of SLNY.

On September 20, 2000, New York insurance law was amended to permit a domestic stock life insurance company to distribute a dividend to its shareholders, without notice to the Superintendent of Insurance of the State of New York, where the aggregate amount of such dividend in any calendar year does not exceed the lesser of:  (1) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (2) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  Under the previous law, domestic stock life insurers were prohibited from distributing any dividends to shareholders unless the insurer filed a notice of its intention to declare a dividend and its amount with the Superintendent at least 30 days in advance of the proposed declaration, and such proposed distribution was not disapproved by the Superintendent.  No dividends were declared or paid during 2002 and 2001.  Dividends in the amount of $4.7 million were declared and paid during 2000 to Sun Life U.S.  These dividends were approved by the Board of Directors and the State of New York Insurance Department.

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

Litigation

SLNY is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition of SLNY.

Lease Commitments

SLNY leases various facilities and equipment under non-cancelable operating leases with terms of up to 10 years.  As of December 31, 2002, minimum future lease payments under such leases are as follows (in 000's):

2003

274

2004

182

Total

$ 456

Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $1.1 million, $0.5 million and $0.4 million, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Sun Life Insurance and Annuity Company of New York:

We have audited the accompanying balance sheet of Sun Life Insurance and Annuity Company of New York as of December 31, 2002, and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years then ended.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, on December 31, 2002, Sun Life Insurance and Annuity Company of New York merged with Keyport Benefit Life Insurance Company.  The Companies became affiliates on November 1, 2001 as a result of the acquisition of Keyport Benefit Life Insurance Company's parent by Sun Life Insurance and Annuity Company of New York's ultimate parent.  The merger of Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company was accounted for at historical cost as required by Statement of Financial Accounting Standards No. 141 "Business Combinations" for transfers of assets among affiliates.  The balance sheet of Sun Life Insurance and Annuity Company of New York as of December 31, 2001 and the related statements of income, stockholders' equity, comprehensive income and cash flows for the year then ended have been restated to give effect to the merger as of November 1, 2001.

The balance sheet of Sun Life Insurance and Annuity Company of New York as of December 31, 2001 presents the combination of the financial statements of Sun Life Insurance and Annuity Company of New York (predecessor basis) and Keyport Benefit Life Insurance Company.  Such individual financial statements were audited before the applicable effects of the changes described in the preceding paragraph.  Our report on the predecessor balance sheet of Sun Life Insurance and Annuity Company of New York expressed an unqualified opinion as to the conformity with accounting principles generally accepted in the United States of America.  The balance sheet of Keyport Benefit Life Insurance Company as of December 31, 2001 was audited by other auditors and their report on the financial statements expressed an adverse opinion as to the conformity with accounting principles generally accepted in the United States of America and an unqualified opinion as to the conformity with statutory accounting principles.  We have audited the adjustments that were applied to restate the 2001 balance sheet of Keyport Benefit Life Insurance Company to reflect the effects of the changes for the adoption of accounting principles generally accepted in the United States of America and the adjustments to give effect to the merger as described in Note 1.  In our opinion, such adjustments are appropriate and have been properly applied.

Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2003

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's).  The results have been restated to give effect to the merger as of November 1, 2001.

2002 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 8,612

$ 8,254

$ 8,441

$ 6,664

Net investment income and net realized

gains

17,305

13,381

17,794

19,102

25,917

21,635

26,235

25,766

Policyholder and other expenses

23,470

24,862

27,675

28,387

Income (loss) before taxes

2,447

(3,227)

(1,440)

(2,621)

Net income (loss)

1,895

(3,688)

350

(1,688)

2001 Quarters - Restated

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 5,876

$ 6,588

$ 6,335

$ 8,530

Net investment income and net realized

gains

3,746

2,740

2,809

12,342

9,622

9,328

9,144

20,872

Policyholder and other expenses

9,927

6,799

8,679

16,454

Income (loss) before taxes

(305)

2,529

465

4,418

Net income (loss)

89

1,357

302

2,813

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 11.  EXECUTIVE COMPENSATION.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14.  CONTROLS AND PROCEDURES.

Based on an evaluation as of a date within 90 days prior to the filing date of this annual report, the registrant's principal executive officer and principal financial officer have concluded that the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In its most recent Form 40-F/A filing, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), the registrant's indirect parent, reported that during 2002, its United States operations were involved in integrating the business operations arising from the acquisition of Keyport and KBL.  The registrant's internal controls did not meet Sun Life Financial's standards, particularly with respect to account reconciliations, and corrective action was undertaken.  There has been a significant improvement in this regard, but the corrective action is not yet complete.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Financial statements (set forth in Item 8):

-Statements of Income for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

-Balance Sheets at December 31, 2002 and December 31, 2001.

-Statements of Comprehensive Income for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

-Statements of Cash Flow for each of the three years ended December 31, 2002, December 31, 2001 and December 31, 2000.

-Notes to Financial Statements, Years Ended December 31, 2002, 2001 and 2000.

-Independent Auditors' Report.

-Supplementary financial information

Financial statements of Keyport Benefit Life Insurance Company (set forth within Form 8-K filed January 14, 2003)

- Unaudited Statements of Income for each of the three years ended December 31, 2001, 2000 and 1999

- Unaudited Statements of Stockholder's Equity for each of the three  years ended December 31, 2001, 2000 and    1999

- Unaudited Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999

- Pro forma Statements of Income

(a) (2)  Financial statement schedules (set forth below):

-Schedule I-Summary of Investments, Other than Investments in Affiliates.

-Schedule III-Supplementary Insurance Information.

-Schedule IV-Summary of Reinsurance.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the consolidated financial statements or notes thereto.

Sun Life Insurance and Annuity Company of New York

Schedule I

Summary of Investments, Other than Investments in Affiliates

(in 000's)

Amount at which

shown in the

Type of Investment

Cost

Value

balance sheet

Bonds:

Non-Corporate Securities

    Asset backed and mortgage backed securities

$       320,944

$      326,475

$                 326,475

    Foreign government & agency securities

6,475

6,909

6,909

    States & political subdivisions

-

-

-

    U.S. treasury & agency securities

66,623

67,843

67,843

Total Non-Corporate Securities

394,042

401,227

401,227

Corporate Securities

    Basic industry

34,613

36,344

36,344

    Capital goods

37,601

40,133

40,133

    Communications

88,324

91,555

91,555

    Consumer cyclical

122,135

128,065

128,065

    Consumer noncyclical

42,335

43,305

43,305

    Energy

65,877

69,084

69,084

    Finance

406,505

421,146

421,146

    Industrial other

22,950

24,235

24,235

    Technology

8,457

8,705

8,705

    Transportation

53,816

55,170

55,170

    Utilities

220,202

220,187

220,187

Total Corporate Securities

1,102,815

1,137,929

1,137,929

        Total bonds

1,496,857

1,539,156

1,539,156

Mortgage loans

50,921

56,717

50,921

Policy loans

270

270

270

Short-term investments

6,390

6,390

6,390

Total investments

$    1,554,438

$   1,602,533

$              1,596,737

Sun Life Insurance and Annuity Company of New York

Schedule III

Supplementary Insurance Information

(in 000's)

Future Policy Benefits,

Other Policy Claims

Deferred

Losses, Claims and Loss

and Benefits

Segment

Acquisition Costs

Expenses

Payable(1)

Wealth Management

2002

$ 46,567

$ 1,444,503

$ -

2001

23,248

980,169

-

Group Protection

2002

$ -

$ 26,041

$ 3,118

2001

-

27,300

4,888

Individual Protection

2002

$ -

$ 1,319

$ -

2001

-

1,250

-

Corporate

2002

$ -

$ -

$ -

2001

-

-

-

Benefits,

Claims, Losses

Amortization of

Net Investment

And Settlement

Deferred

Other Operating

Segment

Income (2)

Expenses

Acquisition Costs

Expenses

Wealth Management

2002

$ 73,083

$ 68,534

$ 8,157

$ 12,403

2001

18,870

15,662

5,137

4,077

2000

9,455

8,600

5,844

3,589

Group Protection

2002

$ 1,986

$ 10,382

$ -

$ 5,247

2001

1,752

10,682

-

5,248

2000

1,633

10,483

-

4,867

Individual Protection

2002

$ 35

$ 342

$ -

$ 8

2001

31

898

-

-

2000

(23)

301

-

-

Corporate

2002

$ (257)

$ -

$ -

$ (679)

2001

623

3

-

152

2000

756

(3)

-

(73)

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

Sun Life Insurance and Annuity Company of New York

Schedule IV

Summary of Reinsurance
(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2002

Life Insurance in Force

5,305,145

1,063,269

4,241,876

Premiums

   Life Insurance

16,996

4,133

12,863

   Accident and Health

8,905

1,483

7,422

Total Premiums

25,901

5,616

20,285

2001

Life Insurance in Force

5,047,013

623,602

4,423,411

Premiums

   Life Insurance

15,721

1,842

13,879

   Accident and Health

6,437

1,129

5,308

Total Premiums

22,158

2,971

19,187

2000

Life Insurance in Force

4,579,311

 884,784

3,694,527

Premiums

   Life Insurance

16,132

2,696

13,436

   Accident and Health

5,352

978

4,374

Total Premiums

21,484

3,674

17,810

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

(a) (3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3.1

Charter of Sun Life Insurance and Annuity Company of New York (attached)

3.2

By-laws of Sun Life Insurance and Annuity Company of New York (attached)

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-41629))

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 (File No. 333-05037))

21

Subsidiaries of SLNY Omitted pursuant to Instruction I (2) (b) to Form 10-K

(b) Reports on Form 8-K:

SLNY did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K:

See Item 15 (a) (3) above.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

Other than the financial statement schedules set forth in Item 15 (a) (2) above, no other financial statement schedules are required to be filed.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Sun Life Insurance and Annuity Company of New York, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York
(Registrant)

By:

/s/ Robert C. Salipante

Robert C. Salipante

President

Date:

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Salipante

President and Director

March 31, 2003

Robert C. Salipante

(Principal Executive Officer)

/s/ Davey S. Scoon

Vice President and Chief Administrative &

March 31, 2003

Davey S. Scoon

Financial Officer & Treasurer

(Principal Financial Officer)

/s/ James C. Baillie

Director

March 31, 2003

James C. Baillie

/s/ Donald B. Henderson, Jr.

Director

March 31, 2003

Donald B. Henderson, Jr.

/s/ David D. Horn

Director

March 31, 2003

David D. Horn

/s/ James A. McNulty III

Director

March 31, 2003

James A. McNulty III

/s/ Peter R. O'Flinn

Director

March 31, 2003

Peter R. O'Flinn

/s/ Fioravante G. Perrotta

Director

March 31, 2003

Fioravante G. Perrotta

/s/ C. James Prieur

Director

March 31, 2003

C. James Prieur

/s/ S. Caesar Raboy

Director

March 31, 2003

S. Caesar Raboy

/s/ Barbara Z. Shattuck

Director

March 31, 2003

Barbara Z. Shattuck

/s/ David K. Stevenson

Director

March 31, 2003

David K. Stevenson

/s/ Donald A. Stewart

Director

March 31, 2003

Donald A. Stewart

/s/ William W. Stinson

Director

March 31, 2003

William W. Stinson

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:

1.

I have reviewed this annual report on Form 10-K of Sun Life Insurance and Annuity Company of New York;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Robert C. Salipante

Robert C. Salipante

President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:

1.

I have reviewed this annual report on Form 10-K of Sun Life Insurance and Annuity Company of New York;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 31, 2003

/s/ Davey S. Scoon

Davey S. Scoon

Vice President, Chief Administrative and

Financial Officer and Treasurer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is jointly owned by Keyport Life Insurance Company and Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.