Form 10-Q
period 2003-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2003-05-15
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period	Commission File Number
Ended March 31, 2003	33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

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
Yes |X|	No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on May 15, 2003, all of which are owned by Keyport Life Insurance Company and Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS
Page
PART I -	FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Statements of Income for the three months ended March 31, 2003 and 2002 Restated (Unaudited)	3

	Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	4

	Statements of Comprehensive Income for the three months ended March 31, 2003 and 2002 Restated (Unaudited)	5

	Statements of Changes in Stockholder's Equity for the three months ended March 31, 2003
	and 2002 Restated (Unaudited)	6

	Statements of Cash Flows for the three months ended March 31, 2003 and 2002 Restated (Unaudited)	7-8

	Notes to Unaudited Financial Statements	9

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4:	Controls and Procedures	25

PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	25

Item 2:	Changes in Securities and Use of Proceeds	25

Item 3:	Defaults Upon Senior Securities	25

Item 4:	Submission of Matters to a Vote of Security Holders	25

Item 5:	Other Information	25

Item 6:	Exhibits and Reports on Form 8-K	26

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF INCOME

(in thousands)

For the three months ended March 31,

	2003	2002 Restated
	Unaudited

Revenues

Premiums and annuity considerations	$ 6,424	$ 5,677
Net investment income	20,493	17,695
Net realized investment gains	2,756	(390)
Fee and other income	2,636	2,935

Total revenues	32,309	25,917

Benefits and Expenses

Policyowner benefits	5,660	4,540
Interest credited	20,287	13,936
Other operating expenses	4,511	3,891
Amortization of deferred policy acquisition costs	956	1,105

Total benefits and expenses	31,414	23,472

Income before income tax expense	895	2,445

Income tax expense	312	550

Net income	$ 583	$ 1,895

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

BALANCE SHEETS

(in thousands)

	Unaudited
ASSETS	March 31, 2003	December 31, 2002
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $1,578,907 and $1,496,857 in 2003 and 2002, respectively)	$ 1,628,348	$ 1,539,156
Mortgage loans	50,965	50,921
Policy loans	242	270
Short-term investments	4,990	6,390

Total investments	1,684,545	1,596,737

Cash and cash equivalents	116,798	157,563
Accrued investment income	20,259	19,800
Deferred policy acquisition costs	53,960	46,567
Goodwill	37,788	37,788
Other assets	10,805	18,563
Separate account assets	506,665	514,749

Total assets	$ 2,430,820	$ 2,391,767

LIABILITIES

Future contract and policy benefits	$ 42,753	$ 40,510
Contractholder deposit funds and other policy liabilities	1,554,361	1,431,353
Deferred federal income taxes	1,262	5,525
Payable for investments purchased	22,866	73,474
Payable to affiliate	-	28,400
Other liabilities and accrued expenses	5,847	5,688
Separate account liabilities	506,665	514,749

Total liabilities	$ 2,133,754	$ 2,099,699

STOCKHOLDERS' EQUITY

Common stock, $350 par value - 6,001 shares authorized; 6,001 shares issued and outstanding	$ 2,100	$ 2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	29,731	25,316
Retained earnings	25,272	24,689
Total stockholders' equity	$ 297,066	$ 292,068

Total liabilities and stockholders' equity	$ 2,430,820	$ 2,391,767

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the three months ended March 31,

	2003	2002 Restated
	Unaudited

Net income	$ 583	$ 1,895
Other comprehensive income
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax and policyholder amounts	6,801	(9,084)
Reclassification adjustments of realized investment (gains)
losses into net income (loss)	(2,386)	726
Other comprehensive income (loss)	4,415	(8,358)

Comprehensive income (loss)	$ 4,998	$ (6,463)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

For the three months ended March 31, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2001 - Restated	$ 2,100	$ 194,963	$ (2,201)	$ 27,820	$ 222,682

Net income				1,895	1,895
Other comprehensive (loss)			(8,358)		(8,358)

Balance at March 31, 2002 - Restated	$ 2,100	$ 194,963	$ (10,559)	$ 29,715	$ 216,219

Balance at December 31, 2002	$ 2,100	$ 239,963	$ 25,316	$ 24,689	$ 292,068

Net income				583	583
Other comprehensive income			4,415		4,415

Balance at March 31, 2003	$ 2,100	$ 239,963	$ 29,731	$ 25,272	$ 297,066

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,

	2003	2002 Restated
	Unaudited

Cash Flows From Operating Activities:
Net income	$ 583	$ 1,895
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	2,867	1,358
Depreciation and amortization	401	-
Net realized (gains) losses on investments	(2,756)	390
Interest credited to contractholder deposit funds	20,287	13,936
Deferred federal income taxes	(300)	(608)
Changes in assets and liabilities:
   Deferred acquisition costs
	(8,146)	(7,962)
Accrued investment income	(459)	(1,410)
Payable to affiliate	(28,400)	-
Net change in other assets and liabilities	1,704	(11,253)
Future contract and policy benefits	2,243	299

Net cash (used in)/provided by operating activities	(11,976)	(3,355)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	73,272	134,053
Mortgage loans	657	1,431
Purchases of:
Available-for-sale fixed maturities	(155,434)	(267,937)
Mortgage loans	(700)	-
Net change in payable/receivable of investments purchased and sold	(50,607)	28,924
Net change in policy loans	28	61
Net change in short-term investments	1,400	11,785

Net cash used in investing activities	(131,384)	(91,683)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the three months ended March 31,

	2003	2002 Restated
	Unaudited

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 138,363	$ 185,323
Withdrawals from contractholder deposit funds	(35,768)	(45,308)

Net cash provided by financing activities	102,595	140,015

Net change in cash and cash equivalents	(40,765)	44,977

Cash and cash equivalents, beginning of period	157,563	59,188

Cash and cash equivalents, end of period	$ 116,798	$ 104,165

Supplemental Cash Flow Information
Income taxes refunded	$ (1,919)	$ (750)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in SLNY's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Notes to the Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

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

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The adoption of this interpretation has no material impact on SLNY.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities. This interpretation states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. This interpretation has no material impact on SLNY because it does not maintain any involvement with variable interest entities.

On March 14, 2003, the AICPA issued a proposed SOP, "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97." This statement provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in FASB statement No. 97. This SOP is effective for fiscal years beginning after December 15, 2003. SLNY is in the process of evaluating the provision of this SOP and its impact to SLNY's financial position and results of operations.

2. Related Party Transactions

SLNY has agreements with Sun Life U.S. and affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $1.6 million and $834,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. Ceded premiums under this agreement amounted to approximately $786,000 and $405,000 for the three-month periods ended March 31, 2003 and 2002, respectively. Reinsured death benefits under this agreement amounted to approximately $608,000 and $501,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

3. Segment Information

SLNY conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment was defined consistent with the way results are evaluated by the chief operating decision-maker. Net investment income is allocated based on segmented assets. SLNY does not materially depend on one or a few customers, brokers or agents for a significant portion of its operations. Management evaluates the results of the operating segments on an after-tax basis.

Wealth Management

The Wealth Management segment markets and administers both individual fixed and variable annuity products.

Group Protection

The Group Protection segment markets and administers group life insurance, stop loss insurance and long-term disability products. These products are sold to employers that provide group benefits for their employees.

Individual Protection

The only Individual products offered are conversions from the group life products.

Corporate

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000's):
	Three Months ended March 31, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 25,315	$ 6,325	$ 253	$ 416	$ 32,309
Total Expenditures	25,314	6,088	99	(87)	31,414
Pretax Income	1	237	154	503	895
Net Income (Loss)	$ (7)	$ 193	$ 108	$ 289	$ 583

Total Assets	$ 2,354,420	$ 38,605	$ 1,235	$ 36,560	$ 2,430,820

	Three Months ended March 31, 2002 - Restated

Total Revenues	$ 20,017	$ 5,610	$ 21	$ 269	$ 25,917
Total Expenditures	19,287	4,200	11	(26)	23,472
Pretax Income	730	1,410	10	295	2,445
Net Income	$ 834	$ 991	$ 7	$ 63	$ 1,895

December 31, 2002 Total Assets	$ 2,339,351	$ 34,946	$ 1,282	$ 16,188	$ 2,391,767

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

4. Commitments and Contingent Liabilities

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

Indemnities

In the normal course of business, SLNY has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. SLNY has also agreed to indemnify its directors and certain of its officers and employees in accordance with SLNY's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate SLNY's potential liability.

5. Subsequent Events

On April 2, 2003, Sun Life U.S. and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, Sun Life U.S. and Keyport filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of Keyport with and into Sun Life U.S. Sun Life U.S. and Keyport are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both Sun Life U.S. and Keyport voted to approve the merger at their meetings on April 24, 2003. Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003. Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, SLNY elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of SLNY's results of operations that explains material changes in the Statement of Income between the three-month periods ended March 31, 2003 and March 31, 2002.

This Form 10-Q includes forward looking statements by SLNY under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
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

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require SLNY to make estimates and assumptions (see Note 1 to the financial statements included in Item 1). SLNY believes that of its significant accounting policies (see Note 1 to the financial statements included in Item 1), the following may involve a higher degree of judgement and complexity.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Deferred Acquisition Costs

Acquisition costs related to fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed periodically and adjusted retrospectively when SLNY revises its estimates. Estimated gross profits include assumptions related to investment spread, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, SLNY believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits or total revenues discussed above are reduced.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Other than Temporary Declines (continued)

SLNY did not incur any realized losses for other-than-temporary impairments for the periods ended March 31, 2003 and 2002. SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $41,000 for the period ended March 31, 2003 and did not have any impact on income for the period ended March 31, 2002.

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. SLNY has gathered the necessary information to perform this assessment and will be analyzing the data in the second quarter of 2003. The general level of interest rates, equity markets and overall economic conditions all have an impact on this assessment.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to the three months ended March 31, 2002:

Net income was $583,000 and $1.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in income was directly attributed to losses in the Wealth Management segment.

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate. As a result of the merger at December 31, 2002, KBL's results are included with the Wealth Management segment.

The following provides a summary of operations by segment for the three-month periods ended March 31, 2003 and 2002, respectively (in 000's):

Wealth Management Segment
	2003	2002 Restated
Total Revenues
$                       25,315

$                 20,017

Total Expenditures	25,314	19,287
Pretax Income	1	730

Net (Loss) Income	$ (7)	$ 834

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines are fixed and a combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from the fixed account are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected.

The Wealth Management segment had pretax net income of approximately $1,000 and $730,000 for the three month periods ended March 31, 2003 and 2002, respectively. The $5.3 million increase in revenues is primarily attributed to increases in investment income and realized gains on the sale of bonds. The $6.0 million increase in expenditures is due to an increase in interest credited to policyholders. Current year expenditures includes a reserve adjustment of approximately $2.5 million (pre-tax) which was recorded as a component of interest credited to policyholders. Interest credited to policyholders was accurately recorded at the policy level at all times.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Wealth Management Segment (continued)

Investment income for the first quarter 2003 increased by approximately $2.7 million as compared to the same period in 2002. The increase in investment income was due to an increase in bonds of approximately $449 million as compared to the first quarter 2002. Realized gains on the sale of bonds increased by approximately $3.2 million as compared to the same period in 2002. The increases in investment income and realized gains on the sale of bonds were partially offset by an increase in interest credited to policyholders of approximately $6.4 million. Interest credited to policyholders is a function of policyholder balances held by SLNY. These balances increased by $430 million as compared to the same period in 2002.

Group Protection Segment

	2003	2002 Restated
Total Revenues
$                         6,325

$                   5,610

Total Expenditures	6,088	4,200
Pretax Income	237	1,410

Net Income	$ 193	$ 991

The Group Protection segment markets and administers group life insurance, stop loss insurance and long-term disability products. These products are sold to employers that provide group benefits for their employees. Pretax income was approximately $237,000 and $1.4 million for the three months ended March 31, 2003 and 2002, respectively.

Total revenues increased by approximately $715,000 in comparison to 2002. The increase in revenue was primarily attributed to increased first year and renewal premiums in the stop loss line of business of approximately $298,000 and $514,000, respectively. The increase in premiums in the stop loss line of business was partially offset by a decrease in investment income of $72,000. Total expenditures increased by approximately $1.9 million in comparison to 2002. The expense increase is due to increased payments to policyholders of approximately $973,000 due to unfavorable mortality and increased health benefit payments, increased commission payments of approximately $336,000 due to the increase in premiums, and increased operating expenses of approximately $353,000.

Individual Protection Segment
	2003	2002 Restated
Total Revenues
$                            253

$                        21

Total Expenditures	99	11
Pretax Income	154	10

Net Income	$ 108	$ 7

The only Individual Protection products offered by SLNY are conversions from the group life products. Pretax income was approximately $154,000 and $10,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in pretax income during the three months ended March 31, 2003 primarily relates to an increase in premiums from conversions the group life products of approximately $237,000 offset by increases in death benefits and reserves of approximately $49,000 and $34,000, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Corporate Segment

	2003	2002 Restated
Total Revenues
$                            416

$                      269

Total Expenditures	(87)	(26)
Pretax Income	503	295

Net Income	$ 289	$ 63

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

For the three months ended March 31, 2003, pretax net income for this segment increased by approximately $208,000. This increase was mainly due to increased net investment income of approximately $171,000.

Capital

Retained earnings of SLNY at March 31, 2003 and December 31, 2002 were $25.3 million and $24.7 million, respectively. SLNY's management considers its capital resources to be adequate.

ASSET/LIABILITY RISK MANAGEMENT

SLNY held $1.68 billion and $1.60 billion in invested assets at March 31, 2003 and December 31, 2002, respectively. SLNY pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of SLNY's business given the role invested assets play in supporting SLNY's product lines and the direct impact of investment results on profitability.

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

The pricing of SLNY's products includes provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the provision. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. SLNY's credit function and capital base generally permits it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

The composition of the investments in SLNY's general account portfolio is as follows at March 31, 2003 and December 31, 2002 is as follows (in 000's):
	March 31, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 1,628,348	96.7%	$ 1,539,156	96.4%
Mortgage loans	50,965	3.0%	50,921	3.2%
Policy loans	242	0.0%	270	0.0%
Short-term investments	4,990	0.3%	6,390	0.4%
	$ 1,684,545	100.0%	$ 1,596,737	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities. Asset-backed securities include structured equipment and receivable investments. The composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of March 31, 2003 and December 31, 2002 is as follows (in 000's):
March 31, 2003
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 33,715	$ 1,818	$ 33,528	$ 1,819	$ 187	$ (1)
Capital goods	42,359	2,953	39,733	3,004	2,626	(51)
Communications	96,983	4,360	84,507	4,428	12,476	(68)
Consumer cyclical	144,379	6,549	133,242	6,851	11,137	(302)
Consumer non-cyclical	40,540	1,113	34,006	1,543	6,534	(430)
Energy	81,338	4,353	79,366	4,660	1,972	(307)
Finance	458,415	15,090	374,199	18,988	84,216	(3,898)
Other	25,170	1,461	24,889	1,474	281	(13)
Technology	8,836	387	6,511	499	2,325	(112)
Transportation	51,844	(1,520)	30,152	1,770	21,692	(3,290)
Utilities	231,606	6,554	208,528	10,588	23,078	(4,034)
Total corporate	1,215,185	43,118	1,048,661	55,624	166,524	(12,506)
Asset backed and mortgage backed securities	336,623	4,440	282,737	8,105	53,886	(3,665)
Foreign government and agency	7,232	403	7,232	403	-	-
U.S. treasury & agency securities	69,308	1,480	69,308	1,480	-	-
Total fixed maturity securities	$ 1,628,348	$ 49,441	$ 1,407,938	$ 65,612	$ 220,410	$ (16,171)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

December 31, 2002
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 36,344	$ 1,731	$ 33,433	$ 1,737	$ 2,910	$ (6)
Capital goods	40,133	2,532	35,340	2,533	4,792	(1)
Communications	91,555	3,231	71,444	3,703	20,110	(472)
Consumer cyclical	128,065	5,930	105,120	6,021	22,946	(91)
Consumer non-cyclical	43,305	970	36,917	1,653	6,388	(683)
Energy	69,084	3,207	63,971	3,553	5,112	(346)
Finance	421,146	14,641	353,878	17,055	67,271	(2,414)
Other	24,235	1,285	23,920	1,300	314	(15)
Technology	8,705	248	6,438	423	2,267	(175)
Transportation	55,170	1,354	38,557	2,947	16,613	(1,593)
Utilities	220,187	(15)	189,560	7,397	30,628	(7,412)
Total corporate	1,137,929	35,114	958,578	48,322	179,351	(13,208)
Asset backed and mortgage backed securities	326,475	5,531	286,488	8,353	39,986	(2,822)
Foreign government and agency	6,909	434	6,909	434	-	-
U.S. treasury & agency securities	67,843	1,220	67,844	1,220	-	-
Total fixed maturity securities	$ 1,539,156	$ 42,299	$ 1,319,819	$ 58,329	$ 219,337	$ (16,030)

As of March 31, 2003 the portfolio carried $65.6 million in gross unrealized gains relative to $16.1 million in unrealized losses. The net unrealized gain as of March 31, 2003 of $49.4 million is a $7.1 million improvement over the $42.3 million in net unrealized gains at year end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributors of unrealized losses were found in the Transportation, Utilities, Technology and Consumer Non-Cyclical sectors. Basic Industries and Communications stand out as experiencing the smallest gross unrealized losses as a percent of total carrying value. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals and paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications, or are at risk for such. A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors. Aerospace continues to be negatively effected by the uncertain economic outlook, the war in Iraq, and extremely weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense. Building materials are suffering from reduced commercial construction. Although construction machinery demand has been underperforming, in general, SLNY has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply strong free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, SLNY is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. SLNY's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply - and rating pressures continue to ease with improvement in overall operating performance and reduced leverage. SLNY's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. SLNY expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy. SLNY intends to hold stressed but performing investments until they recover.

o

Consumer Cyclicals: Consumer Cyclicals is a large diverse industrial category comprising the automotive, entertainment, gaming, home construction, service, and textile sectors. In the first quarter 2003, the automotive sector continued to experience weak pricing, reduced earnings, and balance sheet problems. Automotive companies suffered significant balance sheet deterioration from underfunded pension plans resulting from declining capital markets. Although auto demand in 2003 is expected to be slightly weaker than in 2002, improvement is expected for 2004. Many retailers have experienced a particularly challenging environment due to industry consolidation, guarded consumer spending, increased competition, limited pricing power, and the war in Iraq. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming has weakened in the recent quarter as travel and tourism dipped. SLNY has no exposure to the textile industry and limited exposure to the services industry. SLNY continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders or bond issues with attractive collateral.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. In a year of economic weakness and record debt defaults, the consumer products sector continued to be characterized as a relatively safe haven, and, thus outperformed most sectors in 2002. Sector weakness was concentrated in the supermarket sub sector for 2002. Supermarkets suffered from both a weaker economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and turned to non-traditional food retailers such as supercenters and membership clubs. However, healthy free cash flows support investment stability in this sub sector. SLNY's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

o

Energy: The Energy sector encompasses the oil and gas industries. Higher commodity prices in the second half of 2002 continued into 2003 as a result of geopolitical uncertainty and a colder than expected winter throughout much of the country. Investments in exploration and production, integrateds and, to a lesser extent, refineries continue to demonstrate solid investment metrics. Oilfield services is lagging the rest of the sector, but, positively there are scattered signs of increasing activity with rig counts up modestly. SLNY is comfortable with the quality and composition of its predominantly North American based energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With a few notable exceptions, bonds in this broad sector performed well in the first quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. The bonds of independent finance companies performed quite well in the quarter with the completion of a highly publicized acquisition of a major consumer finance company by a large international bank. Finance companies exposed to aircraft lagged their diversified peers due to concerns over geopolitical issues and to the new Severe Acute Respiratory Syndrome ("SARS") threat. The performance of captive finance company bonds largely followed that of their parents. The bonds of life insurance companies performed well in the first quarter as most insurers took steps to put the issues of DAC, guaranteed minimum death benefits and investment impairments behind them in 2002. Property-casualty insurers continue to benefit from higher prices, lower catastrophes offset somewhat by lower interest rates which lowers portfolio yields and the renewed focus on asbestos litigation. The bonds of broker-dealers fared well despite a very difficult operating environment characterized by a drought of equity initial public offerings ("IPOs"), equity underwriting and merger and acquisition activity. Broker-dealers were also plagued by negative headlines concerning biased research reports, conflicts of interest and IPO allocation processes. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and the sector's adherence to conservative credit covenants and policies. While real estate fundamentals may weaken, it is anticipated that REIT debt will continue to be insulated from any significant credit or market value deterioration.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remained weak as global information technology ("IT") spending remained severely depressed in 2002. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Most industry analysts expect a modest improvement in IT spending this year after several years of depressed demand. SLNY remains comfortable with its limited issuer and industry exposure in this sector.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors are experiencing some effects from the recent economic downturn. However, the airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and the outbreak of SARS. As such, the domestic airline industry posted a historic loss of $9.0 billion in 2002, and several airlines have filed for bankruptcy protection. SLNY generally lends to the airline industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financing are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs"). The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months from default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. The continuation of unresolved California energy crisis issues as well as the fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, shareholder litigation, and depressed commodity prices continue to impact credit quality in the sector. However, in the recent quarter a handful of high profile refinancings significantly improved sector liquidity. Favorable first quarter industry dynamics driven by a return to a more seasonal weather pattern and weaker than expected gas storage levels provided support to earnings and asset values. SLNY's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that continue to exhibit sound credit metrics. In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive SLNY's investment conclusions. In fact, SLNY expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. The ongoing progress in industry restructuring supports SLNY's intention to hold its positions until maturity or recovery.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

As of March 31, 2003, the majority of the fixed maturity investments are investment grade, with 98.1% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 1.9% of fixed maturity investments and 1.9% of total invested assets as of March 31, 2003. The fair value of investments in SVO categories 3-6 increased by $480,000 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating agency designation at March 31, 2003 and December 31, 2002 (in 000's):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total	Fair Value of Securities	% of Total
		March 31, 2003		December 31, 2002
1	AAA/AA/A	$ 1,022,320	62.8%	$ 953,505	62.0%
2	BBB	574,576	35.3%	554,679	36.0%
3	BB	21,669	1.3%	21,679	1.4%
4	B	4,556	0.3%	4,045	0.3%
5	CCC and Lower	4,001	0.2%	3,347	0.2%
6	In or near default	1,226	0.1%	1,901	0.1%
		$ 1,628,348	100.0%	$ 1,539,156	100.0%

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio is as follows at March 31, 2003 and December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total
		March 31, 2003
1	AAA/AA/A	$ 116,923	53.0%	$ (3,519)	21.8%
2	BBB	79,866	36.2%	(6,875)	42.5%
3	BB	13,838	6.3%	(2,479)	15.3%
4	B	4,556	2.1%	(1,362)	8.4%
5	CCC and Lower	4,001	1.8%	(1,487)	9.2%
6	In or near default	1,226	0.6%	(449)	2.8%
		$ 220,410	100.0%	$ (16,171)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 109,731	50.0%	$ (3,361)	21.0%
2	BBB	83,201	38.0%	(4,427)	27.5%
3	BB	17,915	8.2%	(3,604)	22.5%
4	B	4,045	1.8%	(1,891)	11.8%
5	CCC and Lower	3,347	1.5%	(2,124)	13.3%
6	In or near default	1,098	0.5%	(623)	3.9%
		$ 219,337	100.0%	$ (16,030)	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

At March 31, 2003, $10.4 million or 64.3%, of the gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem. SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis on a quarterly basis

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expected recovery. During the first quarter of 2003, SLNY did not incur any write-downs of fixed maturities for other-than-temporary impairment compared to $4.6 million in write-downs for the year ended 2002. Gross realized losses on the voluntary disposal of fixed maturity securities totaled $362,000 and $8.5 million for the three-month period ended March 31, 2003 and for the year ended December 31, 2002, respectively.

The carrying value of fixed maturity securities with unrealized losses by maturity date at March 31, 2003 and December 31, 2002 were as follows (000s):
	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	March 31, 2003		December 31, 2002

Due in one year or less	$ 17,894	$ (46)	$ 29,227	$ (107)
Due after one year through five years	79,158	(3,350)	86,114	(3,062)
Due after five years through ten years	40,537	(3,970)	40,786	(6,062)
Due after ten years	28,935	(5,140)	23,224	(3,977)
	166,524	(12,506)	179,351	(13,208)
Asset-backed securities	53,886	(3,665)	39,986	(2,822)
Total	$ 220,410	$ (16,171)	$ 219,337	$ (16,030)

SUBSEQUENT EVENTS

On April 2, 2003, Sun Life U.S. and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, Sun Life U.S. and Keyport filed similar documents with the Delaware Department of Insurance. Both filings seek regulatory approval for a contemplated merger of Keyport with and into Sun Life U.S. Sun Life U.S. and Keyport are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both Sun Life U.S. and Keyport voted to approve the merger at their meetings on April 24, 2003. Assuming regulatory approval, the current plan calls for the merger to be effective after the close of business on December 31, 2003. Although there can be no assurance of regulatory approval, the management of both companies currently anticipate completing the merger as planned.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of a date within 90 days prior to the filing date of this quarterly report, the registrant's principal executive officer and principal financial officer have concluded that, except as noted below, the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. Except as noted below, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In its most recent Form 10-K, the registrant disclosed that its indirect parent, Sun Life Financial Services of Canada Inc. ("Sun Life Financial"), had reported in its most recent Form 40-F/A filing that, during 2002, its United States operations were involved in integrating the business operations arising from the acquisition of Keyport and KBL. The registrant's internal controls did not meet Sun Life Financial Inc.'s standards, particularly with respect to account reconciliations, and corrective action was undertaken. There has been a significant improvement in this regard, but the corrective action is not yet complete.

During the first quarter of 2003, the registrant increased interest credited to policyholders (see Management's Discussion and Analysis of Results of Operations and Financial Condition, Wealth Management Segment). As a result of anomalies introduced to the registrant's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of policies included in the scope of the RAS, the registrant is required to estimate the interest credited and ending account values. The registrant's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. The registrant has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is ongoing. The registrant is committing additional resources to this project in order to complete the adaptation of the RAS as soon as practicable. In addition, further manual controls will be added.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

SLNY is engaged in various kinds of ordinary routine litigation incidental to the business which, in management's judgment, is not expected to be material to SLNY's business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Charter of Sun Life Insurance and Annuity Company of New York (attached)

3.2	By-laws of Sun Life Insurance and Annuity Company of New York (attached)

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 5 to Registration Statement on Form N-4 (File No. 33-41629))

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement on Form N-4 (File No. 333-05037))

(b) Reports on Form 8-K:
SLNY filed Form 8-K on January 14, 2003 relating to the Sun Life Insurance and Annuity Company of New York and Keyport Benefit Life Insurance Company merger which included:
- Keyport Benefit Life Insurance Company Unaudited Balance Sheets for each of the three years ended December 31, 2001, 2000 and 1999
- Keyport Benefit Life Insurance Company Unaudited Statements of Income for each of the three years ended December 31, 2001, 2000 and 1999
- Keyport Benefit Life Insurance Company Unaudited Statements of Stockholder's Equity for each of the three years ended December 31, 2001, 2000 and 1999
- Keyport Benefit Life Insurance Company Unaudited Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999
- Pro forma Statements of Income

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, SLNY has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

May 15, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

May 15, 2003

/s/ Davey S. Scoon
Davey S. Scoon, Vice President and Chief Administrative &
Financial Officer & Treasurer

Certification of Principal Executive Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert C. Salipante, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Sun Life Insurance and Annuity Company of New York;

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

Date:	May 15, 2003	/s/ Robert C. Salipante
Robert C. Salipante
President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Davey S. Scoon, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Sun Life Insurance and Annuity Company of New York;

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

Date:	May 15, 2003	/s/ Davey S. Scoon
Davey S. Scoon
Vice President, Chief Administrative and
Financial Officer and Treasurer