Form 10-Q
period 2003-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2003-08-14
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended June 30, 2003	Commission File Number
33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on August 14, 2003, all of which are owned by Keyport Life Insurance Company and Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

TABLE OF CONTENTS
Page
PART I -	FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Statements of Income for the six months ended June 30, 2003 and 2002 Restated (Unaudited)	3

	Statements of Income for the three months ended June 30, 2003 and 2002 Restated (Unaudited)	4

	Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	5

	Statements of Comprehensive Income for the six months ended June 30, 2003 and 2002 Restated (Unaudited)	6

	Statements of Comprehensive Income for the three months ended June 30, 2003 and 2002 Restated (Unaudited)	6

	Statements of Changes in Stockholders' Equity for the six months ended June 30, 2003 and 2002 Restated (Unaudited)	7

	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 Restated (Unaudited)	8

	Notes to Unaudited Financial Statements	10-14

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4:	Controls and Procedures	26

PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	26

Item 2:	Changes in Securities and Use of Proceeds	26

Item 3:	Defaults Upon Senior Securities	26

Item 4:	Submission of Matters to a Vote of Security Holders	26

Item 5:	Other Information	26

Item 6:	Exhibits and Reports on Form 8-K	27

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF INCOME

(in thousands)

For the six months ended June 30,

	2003	2002 Restated
	Unaudited

Revenues

Premiums and annuity considerations	$ 13,795	$ 10,945
Net investment income	42,187	35,299
Net realized investment gains (losses)	7,456	(4,613)
Fee and other income	6,251	5,921

Total revenues	69,689	47,552

Benefits and Expenses

Interest credited to policyowners	40,092	29,161
Policyowner benefits	12,449	8,733
Other operating expenses	7,857	6,753
Amortization of deferred policy acquisition costs	1,211	3,685

Total benefits and expenses	61,609	48,332

Income (loss) before income tax expense	8,080	(780)

Income tax expense (benefit)	2,828	(273)

Net income (loss)	$ 5,252	$ (507)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF INCOME

(in thousands)

For the three months ended June 30,

	2003	2002 Restated
	Unaudited

Revenues

Premiums and annuity considerations	$ 7,371	$ 5,268
Net investment income	21,694	17,604
Net realized investment gains	4,700	(4,223)
Net realized investment gains (losses)	4,700	(4,223)
Fee and other income	3,614	2,986

Total revenues	37,379	21,635

Benefits and Expenses

Interest credited to policyowners	19,805	4,193
Policyowner benefits	6,789	15,225
Other operating expenses	3,345	2,862
Amortization of deferred policy acquisition costs	255	2,582

Total benefits and expenses	30,194	24,862

Income (loss) before income tax expense	7,185	(3,227)

Income tax expense (benefit)	2,516	(1,131)

Net income (loss)	$ 4,669	$ (2,096)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

BALANCE SHEETS

(in thousands except per share data)

	Unaudited
ASSETS	June 30, 2003	December 31, 2002
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $1,729,552 and $1,496,857 in 2003 and 2002, respectively)	$ 1,805,582	$ 1,539,156
Mortgage loans	58,772	50,921
Policy loans	242	270
Short-term investments	2,000	6,390

Total investments	1,866,596	1,596,737

Cash and cash equivalents	78,547	157,563
Accrued investment income	21,641	19,800
Deferred policy acquisition costs	59,178	46,567
Goodwill	37,788	37,788
Other assets	16,288	18,563
Separate account assets	527,588	514,749

Total assets	$ 2,607,626	$ 2,391,767

LIABILITIES

Future contract and policy benefits	$ 44,465	$ 40,510
Contractholder deposit funds and other policy liabilities	1,661,992	1,431,353
Deferred federal income tax liability	11,050	5,525
Payable for investments purchased	39,942	73,474
Payable to affiliate	-	28,400
Other liabilities and accrued expenses	6,170	5,688
Separate account liabilities	527,588	514,749

Total liabilities	$ 2,291,207	$ 2,099,699

Commitments and contingencies - Note 4

STOCKHOLDERS' EQUITY

Common stock, $350 par value - 6,001 shares authorized; 6,001 shares issued and outstanding	$ 2,100	$ 2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	44,415	25,316
Retained earnings	29,941	24,689
Total stockholders' equity	$ 316,419	$ 292,068

Total liabilities and stockholders' equity	$ 2,607,626	$ 2,391,767

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six months ended June 30,

	2003	2002 Restated
	Unaudited

Net income (loss)	$ 5,252	$ (507)
Other comprehensive income
Net unrealized holding gains on available-for-sale
securities, net of tax and policyholder amounts	25,650	10,297
Reclassification adjustments of realized investment gains
into net income (loss), net of tax	(6,551)	(3,758)
into net loss, net of tax	(6,551)	(3,758)
Other comprehensive income	19,099	6,539

Comprehensive income	$ 24,351	$ 6,032

For the three months ended June 30,

	2003	2002 Restated
	Unaudited

Net income (loss)	$ 4,669	$ (2,096)
Other comprehensive income
Net unrealized holding gains on available-for-sale
securities, net of tax and policyholder amounts	18,849	19,381
Reclassification adjustments of realized investment gains
into net income (loss), net of tax	(4,165)	(4,484)
into net loss, net of tax	(4,165)	(4,484)
Other comprehensive income	14,684	14,897

Comprehensive income	$ 19,353	$ 12,801

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

For the six months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2001 - Restated	$ 2,100	$ 194,963	$ (2,201)	$ 27,820	$ 222,682

Net loss				(507)	(507)
Other comprehensive income			6,539		6,539

Balance at June 30, 2002 - Restated	$ 2,100	$ 194,963	$ 4,338	$ 27,313	$ 228,714

Balance at December 31, 2002	$ 2,100	$ 239,963	$ 25,316	$ 24,689	$ 292,068

Net income				5,252	5,252
Other comprehensive income			19,099		19,099

Balance at June 30, 2003	$ 2,100	$ 239,963	$ 44,415	$ 29,941	$ 316,419

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

(in thousands)

For the six months ended June 30,

	2003	2002 Restated
	Unaudited

Cash Flows From Operating Activities:
Net income (loss)	$ 5,252	$ (507)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	6,046	4,044
Net realized (gains) losses on investments	(7,456)	4,613
Interest credited to contractholder deposit funds	40,092	29,161
Deferred federal income taxes	1,581	(3,979)
Changes in assets and liabilities:
   Deferred acquisition costs
	(16,551)	(14,610)
Accrued investment income	(1,841)	(3,014)
Net change in other assets and liabilities	(31,301)	2,523
Future contract and policy benefits	3,955	1,565

Net cash (used in)/provided by operating activities	(223)	19,796

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	391,767	270,168
Mortgage loans	2,015	3,358
Purchases of:
Available-for-sale fixed maturities	(656,882)	(531,921)
Mortgage loans	(9,866)	(4,248)
Net change in payable/receivable of investments purchased and sold		3,563
Net change in policy loans	28	136
Net change in short-term investments	4,390	16,760

Net cash used in investing activities	$ (268,548)	$ (242,184)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the six months ended June 30,

	2003	2002 Restated
	Unaudited

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 257,562	$ 319,471
Withdrawals from contractholder deposit funds	(67,807)	(88,760)

Net cash provided by financing activities	189,755	230,711

Net change in cash and cash equivalents	(79,016)	8,323

Cash and cash equivalents, beginning of period	157,563	59,188

Cash and cash equivalents, end of period	$ 78,547	$ 67,511

Supplemental Cash Flow Information
Income taxes refunded (paid)	$ -	$ (650)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY. SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss and long term disability contracts.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in SLNY's Annual Report on Form 10-K for the year ended December 31, 2002.

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

New Accounting Pronouncements

In June 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This SFAS is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for calendar quarter companies. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial position or results of operations.

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97." This proposed SOP provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in SFAS No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2003. The Company is in the process of evaluating the provisions of this proposed SOP and its impact on the Company's financial position and results of operations.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The adoption of this interpretation had no material impact on SLNY.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

2. Related Party Transactions

SLNY has agreements with Sun Life U.S. and affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $2.9 million and $1.8 million for the six-month periods ended June 30, 2003 and 2002, respectively and $1.3 million and $1.0 million for the three-month periods ended June 30, 2003 and 2002, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. Ceded premiums under this agreement amounted to approximately $1.7 million and $0.8 million for the six-month periods ended June 30, 2003 and 2002, respectively, and $0.9 million and $0.4 million for the three-month periods ended June 30, 2003 and 2002, respectively. Reinsured death benefits ceded under this agreement amounted to approximately $1.6 million and $1.2 million for the six-month periods ended June 30, 2003 and 2002, respectively, and $1.0 million and $0.7 million for the three-month periods ended June 30, 2003 and 2002, respectively.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

3. Segment Information (continued)

The following amounts pertain to the various business segments (in 000's):
	Six Months ended June 30, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 54,514	$ 13,587	$ 381	$ 1,207	$ 69,689
Total Expenditures	49,215	12,385	159	(150)	61,609
Pretax Income	5,299	1,202	222	1,357	8,080
Net Income	$ 3,423	$ 840	$ 155	$ 834	$ 5,252

Total Assets	$ 2,525,832	$ 41,940	$ 1,235	$ 38,618	$ 2,607,626

	Six Months ended June 30, 2002 - Restated

Total Revenues	$ 35,929	$ 11,011	$ 56	$ 556	$ 47,552
Total Expenditures	41,229	7,224	40	(161)	48,332
Pretax Income (Loss)	(5,300)	3,787	16	717	(780)
Net Income (Loss)	$ (3,391)	$ 2,656	$ 11	$ 217	$ (507)

December 31, 2002 Total Assets	$ 2,339,351	$ 34,946	$ 1,282	$ 16,188	$ 2,391,767

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

3. Segment Information

Three Months ended June 30, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 29,199	$ 7,262	$ 127	$ 791	$ 37,379
Total Expenditures	$ 23,901	$ 6,297	$ 59	$ (63)	30,194
Pretax Income	5,298	965	68	854	7,185
Net Income (Loss)	$ 3,430	$ 647	$ 47	$ 545	$ 4,669
Net Income	$ 3,430	$ 647	$ 47	$ 545	$ 4,669

Total Assets	$ 2,525,832	$ 41,940	$ 1,235	$ 38,618	$ 2,607,626
Total Assets	$ 2,525,832	$ 41,940	$ 1,235	$ 38,619	$ 2,607,626

Three Months ended June 30, 2002 - Restated

Total Revenues	$ 15,912	$ 5,401	$ 35	$ 287	$ 21,635
Total Expenditures	$ 21,942	$ 3,024	$ 29	$ (133)	$ 24,862
Pretax Income (Loss)	(6,030)	2,377	6	420	(3,227)
Net Income (Loss)	$ (3,919)	$ 1,665	$ 4	$ 154	$ (2,096)

December 31, 2002 Total Assets	$ 2,339,351	$ 34,946	$ 1,282	$ 16,188	$ 2,391,767

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

The Company, along with a number of New York domestic insurers, is currently disputing an increase in its share of the New York Section 332 Insurance Department assessment. The amount in dispute is approximately $2.0 million, which the Company may recover from the New York insurance department.

Litigation

Other than as noted above, SLNY is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition of SLNY.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements5. Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment, on an annual basis, during the second quarter. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

5.5. Plan for Merger

On April 2, 2003, Sun Life U.S. and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, Sun Life U.S. and Keyport filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for a contemplated merger of Keyport with and into Sun Life U.S. Sun Life U.S. and Keyport are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both Sun Life U.S. and Keyport voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003 respectively. The management of both companies currently anticipate completing the merger asplanned.

planned on December 31, 2003.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, SLNY elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of SLNY's results of operations that explains material changes in the Statement of Income between the six-month periods ended June 30, 2003 and 2002, respectively.

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

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S.") and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY. SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss and long term disability contracts.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require SLNY to make estimates and assumptions. SLNY believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Other than Temporary Declines (continued)

SLNY incurred $174,572$0.2 million and $3.1 million in realized losses for other-than-temporary impairments for the six- month period ended June 30, 2003 and 2002, respectively. SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $102,562$0.1 million for the period ended June 30, 2003 and did not have any impact on income for the period ended June 30, 2002.

Goodwill

Statement of Financial Accounting StandardsGoodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of the Company. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. SLNY has performed this assessment and the goodwill is not impaired. The general level of interest rates, equity marketsgoodwill is tested for impairment, on an annual basis, during the second quarter. The Company completed the required impairment tests of goodwill and overall economic conditions all have an impact on this assessment.indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. The Company used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of the Company was at least equal to the carrying value. The Company also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to the six months ended June 30, 2002:

Net income (loss) was $5.3 million and ($0.5) million for the six months ended June 30, 2003 and 2002, respectively. The increase in income was directly attributed to gains in the Wealth Management segment, offset by increased benefits in the Group Protection segment.

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate. As a result of the merger at December 31, 2002, KBL's results are included with the Wealth Management segment.

The following provides a summary of operations by segment for the six-month periods ended June 30, 2003 and 2002, respectively (in 000's):

Wealth Management Segment
	2003	2002 Restated
Total Revenues
$       54,514

$        35,929

Total Expenditures
49,215
41,229
Pretax Income (Loss)
5,299
(5,300)

Net Income (Loss)
$         3,423
$ (3,391)

The Wealth Management segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines are fixed and combination fixed/variable annuities. In these combination annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from certain fixed accounts are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Wealth Management Segment (continued)

The Wealth Management segment had pretax net income (loss) of $5.3 million and $(5.3) million for the six month periods ended June 30, 2003 and 2002, respectively. The $18.6 million increase in revenues is primarily attributed to increases in investment income and realized gains on the sale of bonds. The $8.0 million increase in expenditures is due to an increase in interest credited to policyholders. Current year expenditures includes a reserve adjustment of approximately $2.5 million (pre-tax) which was recorded as a component of interest credited to policyholders. Interest credited to policyholders was accurately recorded at the policy level at all times.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Wealth Management Segment (continued)

Investment income for the six-month period ended June 30, 2003 increased by $6.4 million compared to the same period in 2002. The increase in investment income was due to an increase in bonds.the average bond balance. Bonds were $479.3 million higher at June 30, 2003 compared to June 30, 2002. Net realized gains on the sale of bonds increased by $12.0 million, as compared to the same period in 2002. The 2002 results include $3.1 million of other-than-temporary impairment losses on bonds. The increases in investment income and realized gains on the sale of bonds were partially offset by an increase in interest credited to policyholders of $10.9 million. Interest credited to policyholders is a function of policyholder balances held by SLNY. These balances increased by $433.9 million compared to the same period in 2002.

Group Protection Segment

	2003	2002 Restated
Total Revenues
$                13,587

$                 11,011

Total Expenditures
12,385
7,224
Pretax Income
1,202
3,787

Net Income
$                    840
$ 2,656

The Group Protection segment markets and administers group life insurance, stop loss insurance and long-term disability products. These products are sold to employers that provide group benefits for their employees. Pretax income was $1.2 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively.

Total revenues increased by $2.6 million in comparison to 2002. The increase in revenue was primarily attributed to increased first year and renewal premiums in the stop loss line of business of $0.8 million and $1.1 million, respectively. Total expenditures increased by $5.1 million in comparison to 2002. The expense increase is due to increased payments to policyholders of $1.8 million due to unfavorable mortality and increased health benefit payments, increased commission payments of $1.3 million due to the increase in premiums, increased operating expenses of $1.3 million due to the increased volume of business and an increase in reserves of $0.6$0.7 million.

Individual Protection Segment
	2003	2002 Restated
Total Revenues
$                     381

$                        56

Total Expenditures
159
40
Pretax Income
222
16

Net Income
$                    155
$ 11

The only Individual Protection products offered by SLNY are conversions from the group life products. Pretax income was approximately $222,000 and $16,000 for the six-months ended June 30, 2003 and 2002, respectively. The increase in pretax income during the six-months ended June 30, 2003 primarily relates to an increase in premiums from group to individual life product conversions the group life products of approximately $330,000 offset by increases in death benefits and reserves of approximately $59,000 and $53,000, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Corporate Segment

	2003	2002 Restated
Total Revenues
$                 1,207

$                    556

Total Expenditures
(150)
(161)
Pretax Income
1,357
717

Net Income
$                    834
$ 217

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

For the six-months ended June 30, 2003, pretax net income for this segment increased by $0.6 million. This increase was mainly due to increased net investment income of approximately $0.7 million resulting from capital contributions during the latter part of 2002.

Capital

Retained earnings of SLNY at June 30, 2003 and December 31, 2002 were $29.9 million and $24.7 million, respectively. SLNY's management considers its capital resources to be adequate.

ASSET/LIABILITY RISK MANAGEMENT

SLNY held $1.87 billion and $1.60 billion in invested assets at June 30, 2003 and December 31, 2002, respectively. SLNY pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of SLNY's business given the role invested assets play in supporting SLNY's product lines and the direct impact of investment results on profitability.

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

SLNY manages its exposure to credit risk through internal analyses of a given investment. SLNY's corporate bond staff applies a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The Company's fixed income credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. SLNY's credit analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. SLNY relies on its credit team'sanalysts' ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund SLNY's liability requirements.

SLNY regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios, and changes in investment value. Such analysis is undertaken to determine that the integrity of SLNY's investments remains sound and to review for other-than-temporary impairments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

The pricing of SLNY's products includes provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the provision. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. SLNY's credit function and capital base generally permit it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

The composition of the investments in SLNY's general account portfolio is as follows at June 30, 2003 and December 31, 2002 is as follows (in 000's):
	June 30, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$1,805,582	96.73%	$ 1,539,156	96.4%
Mortgage loans	58,772	3.15%	50,921	3.2%
Policy loans	242	0.01%	270	0.0%
Short-term investments	2,000	0.11%	6,390	0.4%
	$1,866,596	100.00%	$ 1,596,737	100.0%

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities. Asset-backed securities include structured equipment and receivable investments. The composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of June 30, 2003 and December 31, 2002 is as follows (in 000's):
June 30, 2003
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	36,392	2,683	36,392	2,683	-	-
Basic industry	$ 36,392	$ 2,683	$ 36,392	$ 2,683	$ -	$ -
Capital goods	53,139	4,072	48,611	4,164	4,528	(92)
Communications	130,869	6,403	105,037	6,626	25,832	(223)
Consumer cyclical	143,675	10,803	143,529	10,838	146	(35)
Consumer non-cyclical	39,721	1,880	37,028	1,949	2,693	(69)
Energy	77,405	5,675	72,497	5,858	4,908	(183)
Finance	536,575	24,694	480,093	25,697	56,482	(1,003)
Technology	6,052	611	6,052	611	-	-
Transportation	56,347	(504)	44,428	2,440	11,919	(2,944)
Utilities	251,836	11,029	203,530	13,599	48,306	(2,570)
Other	39,391	716	26,507	2,125	12,884	(1,409)
Total corporate	1,371,402	68,062	1,203,704	76,590	167,698	(8,528)
Total corporate	$ 1,371,402	$ 68,062	$ 1,203,704	$ 76,590	$ 167,698	$ (8,528)
Asset backed and mortgage backed securities	364,039	5,279	302,839	9,653	61,200	(4,374)
Foreign government and agency	8,427	527	8,427	527	-	-
U.S. treasury & agency securities	61,714	1,762	61,714	1,762	-	-
Total fixed maturity securities	1,805,582	75,630	1,576,684	88,532	228,898	(12,902)
Total fixed maturity securities	$ 1,805,582	$ 75,630	$ 1,576,684	$ 88,532	$ 228,898	$ (12,902)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
December 31, 2002
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 36,344	$ 1,731	$ 33,433	$ 1,737	$ 2,910	$ (6)
Capital goods	40,133	2,532	35,340	2,533	4,792	(1)
Communications	91,555	3,231	71,444	3,703	20,110	(472)
Consumer cyclical	128,065	5,930	105,120	6,021	22,946	(91)
Consumer non-cyclical	43,305	970	36,917	1,653	6,388	(683)
Energy	69,084	3,207	63,971	3,553	5,112	(346)
Finance	421,146	14,641	353,878	17,055	67,271	(2,414)
Technology	8,705	248	6,438	423	2,267	(175)
Transportation	55,170	1,354	38,557	2,947	16,613	(1,593)
Utilities	220,187	(15)	189,560	7,397	30,628	(7,412)
Other	24,235	1,285	23,920	1,300	314	(15)
Total corporate	1,137,929	35,114	958,578	48,322	179,351	(13,208)
Asset backed and mortgage backed securities	326,475	5,531	286,488	8,353	39,986	(2,822)
Foreign government and agency	6,909	434	6,909	434	-	-
U.S. treasury & agency securities	67,843	1,220	67,844	1,220	-	-
Total fixed maturity securities	$ 1,539,156	$ 42,299	$ 1,319,819	$ 58,329	$ 219,337	$ (16,030)

As of June 30, 2003 the portfolio carried $88.5 million in gross unrealized gains relative to $12.9 million in unrealized losses. The $75.6 million net unrealized gain as of June 30, 2003 is a $33.3 million improvement over the $42.3 million in net unrealized gains at year end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation sector, driven by the severe downturn in the airline sub-sector. A brief discussion concerning the industry segments of our corporate bond holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals and paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. As would be expected, continued weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications. A rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the portfolios are comprised of well-run companies with specialty niches or with dominant industry positions that have allowed them to withstand the market weakness and avoid significant market-value deterioration.

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, these sectors supply commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade classifications. Any rebound in industry profitability may be delayed until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, the Company's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing, and environmental sectors. Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent military buildup and increased budgets for homeland defense. Building materials are suffering from reduced commercial construction. Although construction machinery demand has been underperforming, in general, the sector has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In the environmental service sector, poor economic conditions have affected volume and revenue growth, yet companies in this sector continue to apply free cash flow to improve their financial flexibility. While the capital goods subsectors have had varying operating histories, the Company is comfortable with issuer concentration and prospects.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under severe pressure in 2002. Significant overcapacity in certain business lines, technological substitution, intense competition, general economic weakness, and, accounting scandals led to extreme volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply -- and rating pressures continue to ease with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. A significant portion of the portfolio is invested at the operating company level, which generally fares better under difficult scenarios. The Company expects to see further improvements to credit quality from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments through recovery.

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness, and accounting scandals led to volatility in bond prices and high-profile defaults. The Company's portfolio was not immune to these developments. However, prices have rebounded - in many cases, sharply -- and rating pressures have eased with improvement in overall operating performance and reduced leverage. The Company's overall strategy has been to overweight companies with stronger and improving balance sheets, such as the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. The Company believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. The Company presently intends to hold stressed but performing investments in this section through recovery.

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service, and textile sectors. The automotive sector continues to experience weak pricing, reduced earnings, and declining credit measures. Exposure to underfunded pension plans has resulted in significant cash funding requirements. Auto demand in 2003 is expected to be slightly weaker than in 2002. Entertainment and gaming sectors had a relatively strong year in 2002, but gaming weakened in the first half of 2003. The homebuilding industry continues to perform well, driven by the low interest rate environment. The Company continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be negatively impacted from a weak economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. However, healthy free cash flows support investment quality in this sub sector. The Company has limited exposure to consumer products, food and beverage, healthcare and pharmaceuticals; in general, focusing on high quality, industry leaders. The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer product, food and beverage, healthcare, pharmaceutical, and supermarket companies. The Company's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be negatively impacted from a weak economy and a change in the competitive structure of the industry. As consumers have become price sensitive in weak economic times, many have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. However, free cash flows support investment quality in the supermarket sub sector. The Company has limited exposure to consumer products, food and beverage, healthcare and pharmaceuticals. The Company's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services. The Company's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in global enterprises or large to medium North American players. A notable exception is an investment in a cash-trapped, dollar-based receivable structure of a Venezuelan oil company. In 2002, political uncertainty and related disruptions to oil production caused significant deterioration in Venezuelan credit ratings. Recovering Venezuelan oil exports in 2003, however, has supported recovery in investment value. The Company is comfortable with the quality and composition of its predominantly North American-based energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector performed well in the second quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Second quarter earnings of finance companies continue to be positively impacted by low interest rates, which increases net interest margins at these companies. Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates. The recent performance of REITs has been strong, due to the defensive nature of the underlying assets and conservative credit covenants and policies.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector remain weak. Industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand. The Company remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. The Company generally lends to the airline industry on a secured basis. Thus, the emphasis of recovery values is based on the collateral backing the secured financings. These secured airline financings are of two types: Equipment Trust Certificates ("ETCs") and Enhanced Equipment Trust Certificates ("EETCs"). The ETCs have an initial 80% loan-to-value ratio and the EETCs senior tranches had an initial 40-50% loan-to-value ratio and include a provision for a third party to pay interest for eighteen months in the case of default.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, and shareholder litigation, continue to impact credit quality in the sector. A cooler than normal weather pattern in the second quarter negatively impacted electric demand, while high gas prices squeezed margins. Additionally, the recent quarter saw the expected prepackaged bankruptcy filing of a major independent power producer. However, a handful of high profile refinancings has significantly improved sector liquidity and, in general, prices of power sector bonds have improved significantly. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies that continue to exhibit sound credit metrics. In the cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics drive the Company's investment conclusions. In fact, the Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. The ongoing progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission, and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes, and shareholder litigation, continue to impact credit quality in the sector. Additionally, the recent quarter saw the expected prepackaged bankruptcy filing of a major independent power producer. However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sector bonds also have improved. The Company's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's investment exposure. The Company expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. Progress in industry restructuring supports the Company's intention to hold its positions until maturity or recovery.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

As of June 30, 2003, the majority of the fixed maturity investments are investment grade, with 97.5% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 2.5% of fixed maturity investments and 2.4% of total invested assets as of June 30, 2003. The fair value of investments in SVO categories 3-6 increased by $13.0 million since December 31, 2002 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating agency designation at June 30, 2003 and December 31, 2002 (in 000's):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total	Fair Value of Securities	% of Total
		June 30, 2003		December 31, 2002
1	AAA/AA/A	$1,069,876	59.2%	$ 953,505	62.0%
2	BBB	691,691	38.3%	554,679	36.0%
3	BB	29,816	1.7%	21,679	1.4%
4	B	7,895	0.4%	4,045	0.3%
5	CCC and Lower	4,852	0.3%	3,347	0.2%
6	In or near default	1,452	0.1%	1,901	0.1%
		$1,805,582	100.0%	$ 1,539,156	100.0%

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio is as follows at June 30, 2003 and December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total
		June 30, 2003
1	AAA/AA/A	$ 122,776	53.6%	$ (4,363)	33.8%
2	BBB	79,129	34.6%	(3,038)	23.5%
3	BB	13,551	5.9%	(2,906)	22.5%
4	B	7,670	3.4%	(1,764)	13.7%
5	CCC and Lower	4,788	2.1%	(524)	4.1%
6	In or near default	984	0.4%	(307)	2.4%
		$ 228,898	100.0%	$ (12,902)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 109,731	50.0%	$ (3,361)	21.0%
2	BBB	83,201	38.0%	(4,427)	27.5%
3	BB	17,915	8.2%	(3,604)	22.5%
4	B	4,045	1.8%	(1,891)	11.8%
5	CCC and Lower	3,347	1.5%	(2,124)	13.3%
6	In or near default	1,098	0.5%	(623)	3.9%
		$ 219,337	100.0%	$ (16,030)	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

At June 30, 2003, $7.4 million or 57.3%, of the gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on financial ratios including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. The Chief Investment Officer and the Chief Financial Officer review the results of the impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired, SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect expect recovery (fair value). SLNY incurred write-downs of fixed maturities totaling $0.2 million for other-than-other-than-temporary impairment for the six-month period ended June 30, 2003, as compared to $4.6 million in write-downs for the year ended December 31, 2002. Realized losses on the voluntary disposal of fixed maturity securities totaled $7.2 million for the six-month period ended June 30, 2003. Realized losses on sale were $8.5 million for the year ended December 31, 2002.

The carrying value of fixed maturity securities with unrealized losses by maturity date at June 30, 2003 and December 31, 2002 were as follows (000s):
	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	June 30, 2003		December 31, 2002

Due in one year or less	$ 12,571	$ (16)	$ 29,227	$ (107)
Due after one year through five years	58,621	(1,513)	86,114	(3,062)
Due after five years through ten years	54,538	(3,101)	40,786	(6,062)
Due after ten years	41,968	(3,899)	23,224	(3,977)
	167,698	(8,529)	179,351	(13,208)
Asset-backed securities	61,200	(4,373)	39,986	(2,822)
Total	$ 228,898	$ (12,902)	$ 219,337	$ (16,030)

PLAN FOR MERGER

On April 2, 2003, Sun Life U.S. and its affiliate, Keyport, filed a Form D (Prior Notice of a Transaction) with the Division of Insurance, Department of Business Regulation of Rhode Island. On April 3, 2003, Sun Life U.S. and Keyport filed similar documents with the Delaware Department of Insurance. Both filings sought regulatory approval for a contemplated merger of Keyport with and into Sun Life U.S. Sun Life U.S. and Keyport are both direct wholly-owned subsidiaries of Sun Life of Canada (U.S.) Holdings, Inc. and indirect wholly-owned subsidiaries of SLF. The boards of directors of both Sun Life U.S. and Keyport voted to approve the merger at their meetings on April 24, 2003. Regulatory approval from the States of Rhode Island and Delaware was received on June 11, 2003 and July 21, 2003, respectively. The management of both companies currently anticipate completing the merger as planned on December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Based on an evaluation as the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that, except as noted below, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. Except as noted below, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In its most recent Form 10-K, the Company disclosed that its indirect parent, Sun Life Financial Inc. ("SLF"), had reported in its most recent Form 40-F/A filing that (i) during 2002 its United States operations were involved in integrating the business operations arising from the acquisition of the Company, (ii) the Company's internal controls did not meet SLF's standards, particularly with respect to account reconciliations, and (iii) corrective action was undertaken. As of June 30, 2003, the Company is in compliance with SLF's standards.

During the first quarter of 2003, the Company increased interest credited to policyholders (see Management's Discussion and Analysis of Results of Operations and Financial Condition, Investment Spread). As a result of anomalies introduced to the Company's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of the class of policies included in the scope of the RAS, the Company is required to estimate the interest credited and ending account values. The Company's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. The Company has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is complete and manual controls have been added.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as indicated in Note 4 to the unaudited financial statements above, SLNY is engaged in various kinds of routine litigation incidental to the business which, in management's judgment, is not expected to be material to SLNY's business or financial condition.

Item 2. Changes in Securities and Use of Proceeds.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Charter of Sun Life Insurance and Annuity Company of New York (Incorporated by reference to Form 10-K of the Registrant, filed on or about March 31, 2003)

3.2	By-laws of Sun Life Insurance and Annuity Company of New York (Incorporated by reference to Form 10-K of the Registrant, filed on or about March 31, 2003)

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

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:
SLNY did not file any reports on Form 8-K during the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, SLNY has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

August 14, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

August 14, 2003

/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer

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

Date:	August 14, 2003	_______________________
Robert C. Salipante
President

Certification of Principal Financial Officer Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary Corsi, certify that:
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

Date:	August 14, 2003	__________________
Gary Corsi
Vice President and Chief Financial Officer