Form 10-Q
period 2003-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2003-11-14
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the Quarterly Period Ended September 30, 2003	Commission File Number
33-1079, 33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of Principal Executive Offices)		(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on November 14, 2003, all of which are owned by Keyport Life Insurance Company and Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS
Page
PART I -	FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Statements of Operations for the nine months ended September 30, 2003 and 2002 Restated (Unaudited)	3

	Statements of Operations for the three months ended September 30, 2003 and 2002 Restated (Unaudited)	4

	Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	5

	Statements of Comprehensive Income for the nine months ended September 30, 2003 and 2002 Restated (Unaudited)	6

	Statements of Comprehensive Income for the three months ended September 30, 2003 and 2002 Restated (Unaudited)	6

	Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2003 and 2002 Restated (Unaudited)	7

	Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 Restated (Unaudited)	8-9

	Notes to Unaudited Financial Statements	10-14

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4:	Controls and Procedures	28

PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	28

Item 2:	Changes in Securities and Use of Proceeds	28

Item 3:	Defaults Upon Senior Securities	28

Item 4:	Submission of Matters to a Vote of Security Holders	28

Item 5:	Other Information	28

Item 6:	Exhibits and Reports on Form 8-K	29

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF OPERATIONS

(in thousands)

For the nine months ended September 30,

	2003	2002 Restated
	Unaudited

Revenues

Premiums and annuity considerations	$ 21,701	$ 14,557
Net investment income	63,433	54,761
Net realized investment gains (losses)	7,667	(6,496)
Fee and other income	9,916	8,798

Total revenues	102,717	71,620

Benefits and Expenses

Interest credited to policyowners	58,946	46,207
Policyowner benefits	20,437	12,684
Other operating expenses	12,332	10,479
Amortization of deferred policy acquisition costs	16,906	6,636

Total benefits and expenses	108,621	76,006

Loss before income tax benefit	(5,904)	(4,386)

Income tax benefit	(2,067)	(1,535)

Net loss	$ (3,837)	$ (2,851)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF OPERATIONS

(in thousands)

For the three months ended September 30,

	2003	2002 Restated
	Unaudited

Revenues

Premiums and annuity considerations	$ 7,906	$ 3,612
Net investment income	21,246	19,462
Net realized investment gains (losses)	211	(1,884)
Fee and other income	3,665	2,877

Total revenues	33,028	24,067

Benefits and Expenses

Interest credited to policyowners	18,854	17,046
Policyowner benefits	7,988	3,951
Other operating expenses	4,475	3,727
Amortization of deferred policy acquisition costs	15,695	2,950

Total benefits and expenses	47,012	27,674

Loss before income tax benefit	(13,984)	(3,607)

Income tax benefit	(4,895)	(1,263)

Net loss	$ (9,089)	$ (2,344)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

BALANCE SHEETS

(in thousands except per share data)

	Unaudited
ASSETS	September 30, 2003	December 31, 2002
Investments
Fixed maturity securities available for sale at fair value (amortized cost of $1,735,653 and $1,496,857 in 2003 and 2002, respectively)	$ 1,794,355	$ 1,539,156
Mortgage loans	75,899	50,921
Policy loans	257	270
Short-term investments	-	6,390

Total investments	1,870,511	1,596,737

Cash and cash equivalents	84,237	157,563
Accrued investment income	21,827	19,800
Deferred policy acquisition costs	46,147	46,567
Goodwill	37,788	37,788
Deferred federal income tax asset	219	-
Other assets	20,641	18,563
Separate account assets	536,545	514,749

Total assets	$ 2,617,915	$ 2,391,767

LIABILITIES

Future contract and policy benefits	$ 47,856	$ 40,510
Contractholder deposit funds and other policy liabilities	1,707,089	1,431,353
Deferred federal income tax liability	-	5,525
Payable for investments purchased	26,106	73,474
Payable to affiliate	-	28,400
Other liabilities and accrued expenses	6,786	5,688
Separate account liabilities	536,545	514,749

Total liabilities	$ 2,324,382	$ 2,099,699

Commitments and contingencies - Note 4

STOCKHOLDERS' EQUITY

Common stock, $350 par value - 6,001 shares authorized; 6,001 shares issued and outstanding	$ 2,100	$ 2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	30,618	25,316
Retained earnings	20,852	24,689
Total stockholders' equity	$ 293,533	$ 292,068

Total liabilities and stockholders' equity	$ 2,617,915	$ 2,391,767

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine months ended September 30,

	2003	2002 Restated
	Unaudited

Net loss	$ (3,837)	$ (2,851)
Other comprehensive income
Net unrealized holding gains on available-for-sale
Securities, net of tax and policyholder amounts	13,615	19,510
Reclassification adjustments of realized investment (gains) losses
into net loss, net of tax	(8,313)	1,504
Other comprehensive income	5,302	21,014

Comprehensive income	$ 1,465	$ 18,163

For the three months ended September 30,

	2003	2002 Restated
	Unaudited

Net loss	$ (9,089)	$ (2,344)
Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale
Securities, net of tax and policyholder amounts	(12,035)	9,213
Reclassification adjustments of realized investment (gains) losses
into net loss, net of tax	(1,762)	5,262
Other comprehensive (loss) income	(13,797)	14,475

Comprehensive (loss) income	$ (22,886)	$ 12,131

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

For the nine months ended September 30, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 2001 - Restated	$ 2,100	$ 194,963	$ (2,201)	$ 27,820	$ 222,682

Net loss				(2,851)	(2,851)
Other comprehensive income			21,014		21,014

Balance at September 30, 2002 - Restated	$ 2,100	$ 194,963	$ 18,813	$ 24,969	$ 240,845

Balance at December 31, 2002	$ 2,100	$ 239,963	$ 25,316	$ 24,689	$ 292,068

Net loss				(3,837)	(3,837)
Other comprehensive income			5,302		5,302

Balance at September 30, 2003	$ 2,100	$ 239,963	$ 30,618	$ 20,852	$ 293,533

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

(in thousands)

For the nine months ended September 30,

	2003	2002 Restated
	Unaudited

Cash Flows From Operating Activities:
Net loss	$ (3,837)	$ (2,851)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Amortization of discount and premiums	9,795	6,653
Net realized (gains) losses on investments	(7,667)	6,496
Interest credited to contractholder deposit funds	58,946	46,207
Deferred federal income taxes	(4,181)	(9,520)
Changes in assets and liabilities:
   Deferred acquisition costs
	(8,225)	(20,048)
Accrued investment income	(2,028)	(3,213)
Net change in other assets and liabilities	(32,713)	(1,277)
Future contract and policy benefits	7,346	958

Net cash provided by operating activities	17,436	23,405

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	232,594	313,154
Mortgage loans	3,382	5,440
Purchases of:
Available-for-sale fixed maturities	(473,515)	(598,860)
Mortgage loans	(28,360)	(23,018)
Net change in payable/receivable of investments purchased and sold	(47,368)	59,371
Net change in policy loans	13	133
Net change in short-term investments	6,390	17,757

Net cash used in investing activities	$ (306,864)	$ (226,023)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the nine months ended September 30,

	2003	2002 Restated
	Unaudited

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 328,392	$ 434,602
Withdrawals from contractholder deposit funds	(112,290)	(113,570)

Net cash provided by financing activities	216,102	321,032

Net change in cash and cash equivalents	(73,326)	118,414

Cash and cash equivalents, beginning of period	157,563	59,188

Cash and cash equivalents, end of period	$ 84,237	$ 177,602

Supplemental Cash Flow Information
Income taxes refunded (paid)	$ 1,919	$ (2,734)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY. SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss insurance and long term disability contracts.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in SLNY's Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining deferred policy acquisition costs, investment valuations and the liabilities for future policyholder benefits.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective July 1, 2003 for SLNY. The adoption of SFAS No. 150 did not have a material effect on SLNY's financial position or results of operations.

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97." This proposed SOP provides guidance on accounting by insurance companies for deferred acquisition cost on internal replacements other than those specifically described in SFAS No. 97. This proposed SOP is effective for fiscal years beginning after December 15, 2004. SLNY is in the process of evaluating the provisions of this proposed SOP and its impact on SLNY's financial position and results of operations.

In March 2003, the Accounting Standards Executive Committee ("AcSEC") approved SOP "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Separate Accounts." This SOP provides guidance on accounting and reporting by insurance companies for certain non-traditional, long-duration contracts and for separate accounts. This SOP is effective for fiscal years beginning after December 15, 2003. SLNY is in the process of evaluating the provisions of this SOP and its impact on SLNY's financial position and results of operations.

2. Related Party Transactions

SLNY has agreements with Sun Life U.S. and affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $4.6 million and $3.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and $1.7 million and $1.3 million for the three-month periods ended September 30, 2003 and 2002, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts. Under this agreement, certain death benefits are reinsured on a yearly renewable term basis. The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. Ceded premiums under this agreement amounted to approximately $2.6 million and $1.2 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and $0.9 million and $0.4 million for the three-month periods ended September 30, 2003 and 2002, respectively. Reinsured death benefits ceded under this agreement amounted to approximately $2.5 million and $1.9 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and $0.9 million and $0.7 million for the three-month periods ended September 30, 2003 and 2002, respectively.

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

Individual Protection

The only Individual products offered are conversions from group life products.

Corporate

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Notes to the Unaudited Financial Statements

3. Segment Information (continued)

The following amounts pertain to the various business segments (in 000's):
	Nine Months ended September 30, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 80,190	$ 20,113	$ 568	$ 1,846	$ 102,717
Total Expenditures	88,819	19,447	541	(186)	108,621
Pretax (Loss) Income	(8,629)	666	27	2,032	(5,904)
Net (Loss) Income	$ (5,445)	$ 479	$ 19	$ 1,110	$ (3,837)

Total Assets	$ 2,534,350	$ 44,038	$ 1,262	$ 38,265	$ 2,617,915

	Nine Months ended September 30, 2002- Restated

Total Revenues	$ 56,036	$ 14,630	$ 219	$ 735	$ 71,620
Total Expenditures	64,986	11,230	127	(337)	76,006
Pretax (Loss) Income	(8,950)	3,400	92	1,072	(4,386)
Net (Loss) Income	$ (5,831)	$ 2,496	$ 64	$ 420	$ (2,851)

December 31, 2002 Total Assets	$ 2,339,351	$ 34,946	$ 1,282	$ 16,188	$ 2,391,767
	Three Months ended September 30, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 25,676	$ 6,526	$ 187	$ 639	$ 33,028
Total Expenditures	39,604	7,062	382	(36)	47,012
Pretax (Loss) Income	(13,928)	(536)	(195)	675	(13,984)
Net (Loss) Income	$ (8,868)	$ (361)	$ (136)	$ 276	$ (9,089)

Total Assets	$ 2,534,350	$ 44,038	$ 1,262	$ 38,265	$ 2,617,915

	Three Months ended September 30, 2002 - Restated

Total Revenues	$ 20,107	$ 3,620	$ 163	$ 177	$ 24,067
Total Expenditures	23,757	4,006	88	(177)	27,674
Pretax (Loss) Income	(3,650)	(386)	75	354	(3,607)
Net (Loss) Income	$ (2,441)	$ (160)	$ 53	$ 204	$ (2,344)

December 31, 2002 Total Assets	$ 2,339,351	$ 34,946	$ 1,282	$ 16,188	$ 2,391,767

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

5. Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of SLNY. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. SLNY completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. SLNY used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of SLNY was at least equal to the carrying value. SLNY also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

6. Plan for Merger

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, SLNY elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of SLNY's results of operations that explains material changes in the Statement of Income between the nine-month periods ended September 30, 2003 and 2002, respectively.

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

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S.") and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, SLNY is now a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY. SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger has no effect on the existing rights and benefits of policyholders or contract holders from either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY are, and at all times relevant to the merger were, indirectly wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss insurance and long term disability contracts.

The merger was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Under SFAS No. 141, transfers of net assets and exchanges of shares between entities under common control are recorded at their carrying amounts at the date of transfer. The financial statements of prior periods have been restated to give effect to the merger as of November 1, 2001, the date on which the predecessor companies came under common control.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require SLNY to make estimates and assumptions. SLNY believes that of its significant accounting policies, the following may involve a higher degree of judgement and complexity:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Deferred Acquisition Costs

Acquisition costs relates to the issuance of fixed and variable annuities and life insurance products and are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts. Estimated gross profits are reviewed periodically and adjusted retrospectively when SLNY revises its estimates. Estimated gross profits include assumptions related to investment spread, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, SLNY believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. During the third quarter of 2003, SLNY revised its gross profit estimates used in the DAC amortization calculation resulting in a $15.2 million increase to DAC amortization in the current year. In the prior year, this analysis resulted in an increase of $4.0 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Other than Temporary Declines (continued)

SLNY incurred $0.7 million and $3.9 million for other-than-temporary impairments for the nine-month period ended September 30, 2003 and 2002, respectively. SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $0.2 million for the nine-month period ended September 30, 2003 and did not have any impact on income for the period ended September 30, 2002.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of SLNY. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. SLNY completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2003 and concluded that these assets are not impaired. SLNY used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions, and determined on that basis that the fair value of SLNY was at least equal to the carrying value. SLNY also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method.

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

Net loss was $3.8 million and $2.9 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in income was primarily attributed to losses in the Wealth Management segment, offset by gains in the Corporate and Group Protection segments.

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate. As a result of the merger at December 31, 2002, KBL's results are included with the Wealth Management segment.

The following provides a summary of operations by segment for the nine-month periods ended September 30, 2003 and 2002, respectively (in 000's):

Wealth Management Segment
	2003	2002 Restated
Total Revenues
$                      80,190

$                56,036

Total Expenditures
88,819
64,986
Pretax Loss
(8,629)
(8,950)

Net Loss
$                      (5,445)
$ (5,831)

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines are fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. Withdrawals from certain fixed accounts are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Wealth Management Segment (continued)

The Wealth Management Segment had pretax loss of $8.6 million and $9.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively. The $24.2 million increase in revenues is primarily attributed to increases in investment income and realized gains on the sale of bonds. The $23.8 million increase in expenditures is due to an increase in interest credited to policyholders and an increase in DAC amortization, which is due to an unlocking adjustment.

Investment income for the nine-month period ended September 30, 2003 increased by $7.9 million compared to the same period in 2002. The increase in investment income was due to an increase in the average bond balance. Bonds were $430.4 million higher at September 30, 2003 compared to September 30, 2002. Net realized gains on the sale of bonds increased by $14.2 million, as compared to the same period in 2002. The 2002 results included $3.9 million for other-than-temporary impairment losses on bonds.

The increases in investment income and realized gains on the sale of bonds were partially offset by an increase in interest credited to policyholders of $12.7 million. Interest credited to policyholders is a function of policyholder balances held by SLNY. These balances increased by $372.0 million compared to the same period in 2002. Additionally, during 2003, SLNY had increased DAC amortization of $10.3 million primarily due to an unlocking adjustment due to revised gross profit assumptions used in the calculation of DAC. Current year expenditures includes a reserve adjustment of approximately $2.5 million (pre-tax) which was recorded as a component of interest credited to policyholders. Interest credited to policyholders was accurately recorded at the policy level at all times.

Group Protection Segment

	2003	2002 Restated
Total Revenues
$                       20,113

$                 14,630

Total Expenditures
19,447
11,230
Pretax Income
666
3,400

Net Income
$                            479
$ 2,496

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products. These products are sold to employers that provide group benefits for their employees. Pretax income was $0.7 million and $3.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Total revenues increased by $5.4 million in comparison to 2002. The increase in revenue is primarily attributable to increases in first year and renewal premiums in the long-term disability and stop loss lines of business of $1.1 million and $2.2 million, respectively. Additionally, during the third quarter of 2002, a one-time adjustment of $1.8 million was made to decrease premiums to provide for an underaccrual of reinsurance premiums in prior periods.

Total expenditures increased by $8.2 million in comparison to 2002. The expense increase is due to increased benefit payments of $2.5 million due to unfavorable mortality and increased health benefit payments; increased commission payments of $1.3 million due to an increase in premiums; increased operating expenses of $0.8 million due to the increased volume of business, and an increase in reserves of $3.4 million. The increase in reserves is due to the growing long term disability insurance block of business and a change in the long term disability insurance experience, due to higher approval rates and lower terminations during 2003.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

Individual Protection Segment

	2003	2002 Restated
Total Revenues
$                            568

$                      219

Total Expenditures
541
127
Pretax Income
27
92

Net Income
$                              19
$ 64

The only Individual Protection Segment products offered by SLNY are conversions from its group life products. Pretax income was approximately $27,000 and $92,000 for the nine months ended September 30, 2003 and 2002, respectively.

The decrease in pretax income during the nine months ended September 30, 2003 primarily relates to an increase in premiums from group to individual life product conversions of approximately $368,000, offset by a decrease in net investment income of $19,000 and increases in death benefits, reserves, and premium taxes of approximately $377,000, $28,000 and $8,000, respectively.

On October 21, 2003, SLNY announced that it was introducing a portfolio of Variable Universal Life ("VUL") insurance products to customers in New York State. The introduction of these VUL products marks the first individual life insurance products to be offered by SLNY in New York.

Corporate Segment

	2003	2002 Restated
Total Revenues
$                        1,846

$                     735

Total Expenditures
(186)
(337)
Pretax Income
2,032
1,072

Net Income
$                        1,110
$ 420

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

For the nine-months ended September 30, 2003, pretax net income for this segment increased by $1.0 million. This increase was mainly due to increased net investment income of approximately $1.0 million resulting from capital contributions during the latter part of 2002.

ASSET/LIABILITY RISK MANAGEMENT

SLNY held $1.9 billion and $1.6 billion in invested assets at September 30, 2003 and December 31, 2002, respectively. SLNY pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations. The investment function is a critical component of SLNY's business given the role invested assets play in supporting SLNY's product lines and the direct impact of investment results on profitability.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

SLNY manages its exposure to credit risk through internal analyses of a given investment. SLNY's corporate bond staff applies a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. SLNY's fixed income credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. SLNY's credit analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. SLNY relies on its credit analysts' ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund SLNY's liability requirements.

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

The composition of the investments in SLNY's general account portfolio is as follows (in 000's):
	September 30, 2003		December 31, 2002
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 1,794,355	95.9%	$ 1,539,156	96.4%
Mortgage loans	75,899	4.1%	50,921	3.2%
Policy loans	257	0.0%	270	0.0%
Short-term investments	-	0.0%	6,390	0.4%
	$ 1,870,511	100.0%	$ 1,596,737	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed and asset-backed securities. Asset-backed securities include structured equipment and receivable investments. The composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of September 30, 2003 and December 31, 2002 is as follows (in 000's):
September 30, 2003
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 37,888	$ 2,035	$ 37,749	$ 2,037	$ 139	$ (2)
Capital goods	39,420	2,648	34,372	2,784	5,048	(136)
Communications	131,050	5,027	107,150	5,535	23,900	(508)
Consumer cyclical	150,023	8,801	148,670	8,848	1,353	(47)
Consumer non-cyclical	46,116	1,644	41,983	1,722	4,133	(78)
Energy	70,701	4,409	62,447	4,629	8,254	(220)
Finance	536,402	19,522	485,001	21,050	51,401	(1,528)
Technology	5,930	496	5,930	496	-	-
Transportation	56,096	(366)	43,490	1,879	12,606	(2,245)
Utilities	260,809	7,816	190,456	11,029	70,353	(3,213)
Other	38,945	1,374	32,662	1,431	6,283	(57)
Total corporate	1,373,380	53,406	1,189,910	61,440	183,470	(8,034)
Asset backed and mortgage backed securities	352,673	3,468	297,027	7,942	55,646	(4,474)
Foreign government and agency	8,343	463	8,343	463	-	-
U.S. treasury & agency securities	59,959	1,365	59,959	1,365	-	-
Total fixed maturity securities	$1,794,355	$ 58,702	$ 1,555,239	$ 71,210	$ 239,116	$ (12,508)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
December 31, 2002
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:
Basic industry	$ 36,344	$ 1,731	$ 33,433	$ 1,737	$ 2,910	$ (6)
Capital goods	40,133	2,532	35,340	2,533	4,792	(1)
Communications	91,555	3,231	71,444	3,703	20,110	(472)
Consumer cyclical	128,065	5,930	105,120	6,021	22,946	(91)
Consumer non-cyclical	43,305	970	36,917	1,653	6,388	(683)
Energy	69,084	3,207	63,971	3,553	5,112	(346)
Finance	421,146	14,641	353,878	17,055	67,271	(2,414)
Technology	8,705	248	6,438	423	2,267	(175)
Transportation	55,170	1,354	38,557	2,947	16,613	(1,593)
Utilities	220,187	(15)	189,560	7,397	30,628	(7,412)
Other	24,235	1,285	23,920	1,300	314	(15)
Total corporate	1,137,929	35,114	958,578	48,322	179,351	(13,208)
Asset backed and mortgage backed securities	326,475	5,531	286,488	8,353	39,986	(2,822)
Foreign government and agency	6,909	434	6,909	434	-	-
U.S. treasury & agency securities	67,843	1,220	67,844	1,220	-	-
Total fixed maturity securities	$ 1,539,156	$ 42,299	$ 1,319,819	$ 58,329	$ 219,337	$ (16,030)

As of September 30, 2003, the portfolio carried $71.2 million in gross unrealized gains relative to $12.5 million in unrealized losses. The $58.7 million net unrealized gain as of September 30, 2003 is a $16.4 million improvement over the $42.3 million in net unrealized gains at year-end 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of unrealized losses was the Transportation sector, driven by ongoing restructuring in the airline sub-sector. A brief discussion concerning the segments of our fixed securities holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, this sector supplies commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Weak demand has led to falling unit prices, lower capacity utilization, and declining profitability for many industry participants. Those companies with highly-leveraged balance sheets may have experienced ratings deterioration to below investment grade. A rebound in industry profitability should not come until the domestic and/or world economies show prolonged strength and capital spending resumes. In the interim, SLNY's portfolio is comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sub-sectors. Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the recent U.S. military buildup and increased budgets for homeland defense. Building materials continue to suffer from reduced commercial construction. Although construction machinery demand has been underperforming, in general, the industry has seen improved balance sheets and operational efficiencies as these firms position for market recovery. In environmental services, poor economic conditions have affected volume and revenue growth, yet companies in this sub-sector continue to apply free cash flow to improve their financial flexibility. While the Capital Goods sub-sectors have had varying operating performance, SLNY is comfortable with issuer concentration and prospects.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
O

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline. Communications, especially telecommunications, came under pressure in 2002. Overcapacity in certain business lines, technological substitution, intensified competition, general economic weakness, and accounting scandals led to volatility in bond prices and high-profile defaults. SLNY's portfolio was not immune to these developments. However, bond prices have rebounded and rating pressures have eased with improvement in overall operating performance and reduced leverage. SLNY's overall strategy has been to overweight companies with stronger and improving balance sheets, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable operators. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, SLNY believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. SLNY presently intends to hold stressed but performing investments in this sector through recovery.

O

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprising the automotive, entertainment, gaming, home construction, service and textile sub-sectors. Despite strong unit sales volume, the automotive sub-sector continues to experience weak fundamentals as a result of increasing competition. Additionally, exposure to underfunded pension plans has resulted in significant cash funding requirements. Following a weak first quarter, the entertainment and gaming sub-sectors have exhibited improved results in the second and third quarter supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well, benefiting from the historically low interest rate environment. SLNY continues to closely watch sector performance and has positioned the portfolio to focus on industry leaders.

O

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical, and supermarket companies. SLNY's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. In fact, membership clubs and supercenters have captured almost one-third of the traditional grocery business. Despite this structural change, free cash flow supports investment quality in the supermarket sub sector. SLNY has recently increased its exposure to consumer products, food and beverage, healthcare and pharmaceuticals. SLNY's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services. SLNY's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises or large to medium North American players. SLNY is comfortable with the quality and composition of its energy holdings.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector continued to perform well in the third quarter of 2003. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Finance companies continue to be positively impacted by low interest rates and improved credit quality. Life insurers are facing challenges from the spread compression between low interest rates and minimum guaranteed crediting rates. However, the recovery in equity markets since early summer combined with lower credit loss support an overall improvement in operational performance in the life insurance sector. Property and Casualty insurers continue to benefit from a positive pricing environment. REIT performance has been strong due to the defensive nature of the underlying assets, conservative credit covenants and policies.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers as well as computer software and services manufacturers. The fundamentals of the technology sector are improving. However, industry analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. Some industry analysts forecast a modest improvement in IT spending this year after several years of depressed demand. SLNY remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation category includes airlines, railroads, trucking and shipping companies. Most of these sub-sectors have experienced some effects from general economic weakness. The airline industry has been particularly hard hit with demand reduced by the events of September 11, the weak economy, the war in Iraq and SARS. Although passenger revenue miles were down this summer versus year-ago levels, capacity has been reduced by a larger percentage, and decreased fleet sizes industry wide have begun to support pricing power. The improvements in load factors and revenue passenger yields need to be sustained through the traditionally slower fall and winter season for the industry to regain operating profits. Sustained improvement will require an increase in business travel and a stronger economy. SLNY generally lends to the airline industry on a secured basis. Thus, recovery values are based on the supporting collateral. SLNY continues to work towards recovery of stressed investments in the airline sub-sector and our analysis indicates that current carrying values adequately support recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Ongoing issues surrounding the California energy crisis, fallout from the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission ("SEC") investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector. During 2003, there were several bankruptcy filings by industry participants. However, a handful of high profile refinancings has improved sector liquidity and, in general, prices of power sub-sector bonds also have improved. SLNY's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support SLNY's investment exposure. SLNY expects the industry to benefit in the intermediate term from a focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance. Progress in industry restructuring supports SLNY's ability to hold its positions until maturity or recovery.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

ABS & MBS Securities: The Asset-Backed Securities (ABS) and Mortgage-Backed (MBS) Securities sector is comprised of structured finance securities backed by pools of loans. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateralized Debt Obligations (CDO's) are a separate type of ABS generally backed by pools of investment grade bonds, high yield securities, and bank loans. Due to subordination, overcollateralization, and other credit enhancements, senior ABS tranches usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate as a result of loan delinquencies and defaults within the structure. The majority of unrealized losses in this sector were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the underlying value of collateral. Several CDO holdings also contributed to unrealized losses as defaults on securities underlying the CDO's were higher than originally estimated, causing the value of the CDO's to drop. SLNY continues to actively manage these securities. Our analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

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

As of September 30, 2003, the majority of the fixed maturity investments are investment grade, with 97.6% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 2.4% of fixed maturity investments and 2.3% of total invested assets as of September 30, 2003. The fair value of investments in SVO categories 3-6 increased by $12.5 million since December 31, 2002 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating agency designation at September 30, 2003 and December 31, 2002 (in 000's):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total	Fair Value of Securities	% of Total
		September 30, 2003		December 31, 2002
1	AAA/AA/A	$ 1,163,750	64.9%	$ 953,505	62.0%
2	BBB	587,092	32.7%	554,679	36.0%
3	BB	29,135	1.6%	21,679	1.4%
4	B	8,027	0.4%	4,045	0.3%
5	CCC and Lower	4,809	0.3%	3,347	0.2%
6	In or near default	1,542	0.1%	1,901	0.1%
		$ 1,794,355	100.0%	$ 1,539,156	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio is as follows at September 30, 2003 and December 31, 2002 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total
		September 30, 2003
1	AAA/AA/A	$ 110,780	46.2%	$ (3,633)	29.0%
2	BBB	100,097	41.9%	(5,208)	41.6%
3	BB	14,337	6.0%	(1,664)	13.3%
4	B	8,027	3.4%	(1,384)	11.1%
5	CCC and Lower	4,763	2.0%	(434)	3.5%
6	In or near default	1,112	0.5%	(185)	1.5%
		$ 239,116	100.0%	$ (12,508)	100.0%

		December 31, 2002
1	AAA/AA/A	$ 109,731	50.0%	$ (3,361)	21.0%
2	BBB	83,201	38.0%	(4,427)	27.5%
3	BB	17,915	8.2%	(3,604)	22.5%
4	B	4,045	1.8%	(1,891)	11.8%
5	CCC and Lower	3,347	1.5%	(2,124)	13.3%
6	In or near default	1,098	0.5%	(623)	3.9%
		$ 219,337	100.0%	$ (16,030)	100.0%

At September 30, 2003, $8.8 million or 70.7%, of gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. Additionally, losses associated with SVO Category 1 reflect the decline in value of highly rated, but stressed ABS. SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value below 80% of amortized cost are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. SLNY has a Credit Committee that includes members from the Investment, Finance and Actuarial functions. The Credit Committee meets and reviews the results of SLNY's impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired, SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value. SLNY incurred write-downs of fixed maturities totaling $0.7 million for other-than-temporary impairment for the nine-month period ended September 30, 2003, as compared to $4.6 million in write-downs for the year ended December 31, 2002. Realized losses on the voluntary disposal of fixed maturity securities totaled $1.6 million for the nine-month period ended September 30, 2003, as compared to $8.5 million for the year ended December 31, 2002.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

ASSET/LIABILITY RISK MANAGEMENT (continued)

The carrying value of fixed maturity securities with unrealized losses by maturity date at September 30, 2003 and December 31, 2002 were as follows (000s):
	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	September 30, 2003		December 31, 2002

Due in one year or less	$ 26	$ -	$ 29,227	$ (107)
Due after one year through five years	70,135	(1,577)	86,114	(3,062)
Due after five years through ten years	69,409	(2,749)	40,786	(6,062)
Due after ten years	43,900	(3,708)	23,224	(3,977)
	183,470	(8,034)	179,351	(13,208)
Asset-backed securities	55,646	(4,474)	39,986	(2,822)
Total	$ 239,116	$ (12,508)	$ 219,337	$ (16,030)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H (2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, SLNY's management, including SLNY's principal executive officer and principal financial officer, have concluded that SLNY's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in SLNY's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, SLNY's internal control over financial reporting.

In its most recent Form 10-K, SLNY disclosed that its indirect parent, SLF, had reported in its most recent Form 40-F/A filing that (i) during 2002 its United States operations were involved in integrating the business operations arising from the acquisition of SLNY, (ii) SLNY's internal controls did not meet SLF's standards, particularly with respect to account reconciliations, and (iii) corrective action was undertaken. As of June 30, 2003, SLNY is in compliance with SLF's standards.

During the first quarter of 2003, SLNY increased interest credited to policyholders (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Wealth Management Segment). As a result of anomalies introduced to SLNY's automated reserve accounting system (the "RAS") by the integration of actuarial operations that provide data to the RAS and by a redefinition of the class of policies included in the scope of the RAS, SLNY is required to estimate the interest credited and ending account values. SLNY's ability to adapt the RAS without experiencing a decline in system reliability and accuracy was adversely affected by employee turnover. SLNY has made significant improvement in the adaptation of the RAS to changes made in actuarial operations. Systems development work to complete the adaptation of the RAS to the redefined class of policies is complete and manual controls have been added.

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

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

As part of an industry-wide investigation of variable insurance product sponsors, on or about October 30, 2003, SLNY received a request from the SEC for information regarding its policy and procedures with respect to subaccount "market timing," its policies and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts. SLNY is responding to the SEC's request.

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

(b) Reports on Form 8-K:

SLNY did not file any reports on Form 8-K during the quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, SLNY has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

November 14, 2003

/s/ Robert C. Salipante
Robert C. Salipante, President

November 14, 2003

/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer