Form 10-K
period 2003-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2004-03-29
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2003	33-1079, 33-58482 and 333-09141

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 1900
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on which registered

None	None

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

Registrant has 6,001 shares of common stock outstanding on March 29, 2004, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I

Item 1. BUSINESS.

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department.  On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger.  Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL.  As a result of the additional common stock issuance, SLNY became a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY.

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

SLNY is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor.  The merger had no effect on the existing rights and benefits of policyholders of either company.  Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY were at all times relevant to the merger indirect wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC").  SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLNY is engaged in the sale of fixed and variable annuity contracts, group life insurance, stop loss, variable universal life and group disability insurance contracts.  These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

On December 31, 2003 at 5:00 p.m., Sun Life U.S and Keyport merged, with Sun Life U.S as the surviving company. SLNY is now a wholly-owned subsidiary of Sun Life U.S.

Regulation and Regulatory Developments

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws.  On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts.  SLNY responded to this request and an additional related request.  On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects.  SLNY is cooperating in the examination.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Item 2. PROPERTIES.

SLNY does not own any properties.  SLNY leases office space for its sales personnel located in New York City.  The lease is scheduled to terminate in 2004.  During 2001 and 2002, KBL leased office space in Purchase, New York.  This lease was terminated  on December 31, 2002, after completion of the merger with SLNY.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I  (continued)

Item 3. LEGAL PROCEEDINGS.

SLNY is engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on its financial condition or results of operations or cash flow.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

SLNY is a wholly-owned subsidiary of Sun Life U.S. and as such there is no market for its common stock.  SLNY did not pay any cash dividends to Sun Life U.S. during 2003 and 2002.

Item 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the results of operations explaining material changes in the Statement of Operations between the years ended December 31, 2003 and December 31, 2002.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements.  This discussion includes forward-looking statements by SLNY.  These statements relate to such topics as volume growth, market share, and financial goals.  It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate.  These risks and uncertainties may concern, among other things:

o

Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain SLNY's growth and profitability.

o

Changes in interest rates and market conditions.

o

Regulatory and legislative developments.

o

Development in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require SLNY to make estimates and assumptions.  SLNY believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Deferred Acquisition Costs

Acquisition costs relate to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to the ratio of annual gross profits to the estimated total gross profits over the lives of the contracts.  Estimated gross profits are reviewed periodically and adjusted retrospectively when SLNY revises its estimates.  Estimated gross profits include assumptions related to investment spread, mortality, lapse, expense, and asset growth rates.  Although realization of deferred policy acquisition costs ("DAC") is not assured, SLNY believes that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

The difference between actual and estimated amounts and changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period.  During the year ended December 31, 2003, SLNY revised its gross profit estimates used in the DAC amortization calculation resulting in a $14.8 million increase to DAC amortization in the current year.  In the prior year, this analysis resulted in an increase of $4.6 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Fair Value of Financial Instruments (continued)

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

Policy Liabilities and Accruals

The liabilities associated with individual life insurance, group life and disability insurance products and stop loss are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon SLNY's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless SLNY recognizes a loss on the entire line of business.  SLNY periodically reviews its policies for loss recognition based upon management's best estimates.  From time to time SLNY may recognize a loss on certain lines of business.

Other than Temporary Impairments

SLNY's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that SLNY is unable to recover all amounts due under the contractual obligation of the security. Once an impairment charge has been recorded, SLNY continues to review the other-than-temporarily impaired securities for additional impairment.

During 2003, 2002 and 2001, SLNY incurred realized losses totaling $0.8 million, $4.6 million, and $0.6 million, respectively, for other-than-temporary impairment of value of some of its fixed maturities after determining that not all of the unrealized losses were temporary in nature.  During 2003 and 2002, $0.3 million and $0.2 million, respectively, of the prior years' losses were recovered through disposition and are included in realized gains.  SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $198,000, $98,000 and $75,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred.  SLNY performs its annual assessment of goodwill for impairment during the second quarter.  The general level of interest rates, equity markets and overall economic conditions all have an impact on this assessment.

2003 AS COMPARED TO 2002

SLNY had a net income (loss) of $0.08 million and ($3.1) million for the years ended December 31, 2003 and 2002, respectively.  The increase in net income is primarily attributed to improvement in the Wealth Management Segment, offset by a decline in the Group Protection Segment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.  As a result of the merger at December 31, 2002, KBL's results are included with the Wealth Management Segment.

The following provides a summary of operations by segment for the years ended December 31 (in 000's):

Wealth Management Segment

2003

2002

Total Revenues

$                 108,427

$               77,917

Total Expenditures

112,438

89,093

Pretax Loss

(4,011)

(11,176)

Net Operating Loss

$ (2,484)

$ (7,493)

Total Assets

$ 2,619,362

$ 2,340,358

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired.  It primarily markets to affluent consumers, selling individual and group fixed and variable annuities.  Its major product lines are fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts.  Withdrawals from certain fixed accounts are subject to market value adjustment. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. The Wealth Management Segment had a pretax loss of ($4.0) million and ($11.2) million for the years ended December 31, 2003 and 2002, respectively.

The $30.5 million increase in revenues was primarily attributed to increases in investment income and realized gains on the sale of bonds.   The $23.3 million increase in expenditures was due to an increase in interest credited to contractholders and an increase in DAC amortization, which was due to an unlocking adjustment.

Investment income for the year ended December 31, 2003 increased by $9.4 million, compared to 2002.  The increase in investment income was due to an increase in the average bond and mortgage loan balances.  Bonds and mortgage loans were $243.2 million and $57.1 million, respectively, higher at December 31, 2003 compared to December 31, 2002.  Net realized gains on the sale of bonds increased by $18.1 million, as compared to 2002.  The 2002 results included a $3.9 million charge for other-than-temporary impairment losses on bonds.

The increases in investment income and realized gains on the sale of bonds were partially offset by an increase in interest credited to policyholders of $15.6 million.  Interest credited to policyholders is a function of policyholder balances held by SLNY.  These balances increased by $288.3 million at December 31, 2003, compared to December 31, 2002.  Additionally, during 2003, SLNY increased DAC amortization by $9.1 million, primarily due to an unlocking adjustment due to revised gross profit assumptions used in the calculation of DAC. Current year expenditures includes a reserve adjustment of approximately $2.5 million (pre-tax) which was recorded as a component of interest credited to policyholders (interest credited to policyholders was accurately recorded at the policy level at all times).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment

The following table provides a summary of operations for the Group Protection Segment for the years ended December 31 (in 000's):

2003

2002

Total Revenues

$                   26,609

$               20,181

Total Expenditures

25,712

15,630

Pretax Income

897

4,551

Net Operating Income

$ 608

$ 3,195

Total Assets

$ 46,535

$ 34,946

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products.  These products are sold to employers that provide group benefits for their employees.  Pretax income was $0.9 million and $4.6 million for the years ended December 31, 2003 and 2002, respectively.

Total revenues in 2003 increased by $6.4 million in comparison to 2002.  The increase in revenue was due primarily to higher premiums in the stop loss, group life insurance and long-term disability lines of business of $2.8 million, $2.5 million and $1.4 million, respectively.  Additionally, during the third quarter of 2002, a one-time adjustment of $1.8 million was made to decrease group life premiums.

Total expenditures in 2003 increased by $10.1 million in comparison to 2002. The expense increase is due in part to higher commission payments of $1.5 million due to an increase in premiums and higher operating expenses of $0.8 million due to an increase in the volume of business. Incurred claims increased by $7.4 million due to the growing insurance block of business, particularly stop loss, and a deterioration in long-term disability experience.

Individual Protection Segment

The following table provides a summary of operations for the Individual Protection Segment for the years ended December 31 (in 000's):

2003

2002

Total Revenues

$                         873

$                    422

Total Expenditures

713

350

Pretax Income

160

72

Net Operating Income (Loss)

$ 113

$ 51

Total Assets

$ 1,460

$ 1,282

The Individual Protection Segment products offered by SLNY are conversions from its group life products.  Pretax income was approximately $160,000 and $72,000 for the years ended December 31, 2003 and 2002, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Individual Protection Segment (continued)

The increase in pretax income during the year ended December 31, 2003 primarily related to an increase in premiums from group to individual life product conversions of approximately $472,000, offset by a decrease in net investment income of $21,000 and increases in death benefits, reserves and premium taxes of approximately $124,000, $233,000 and $9,000, respectively.

On October 21, 2003, SLNY announced that it was introducing a portfolio of Variable Universal Life ("VUL") insurance products to customers in New York State.

Corporate Segment

The following table provides a summary of operations for the Corporate Segment for the years ended December 31 (in 000's):

2003

2002

Total Revenues

$                     2,485

$                 1,033

Total Expenditures

(161)

(679)

Pretax Income

2,646

1,712

Net Operating Income

$ 1,845

$ 1,116

Total Assets

$ 35,417

$ 16,188

The Corporate Segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.  Pretax income within the Corporate Segment was $2.6 million and $1.7 million for the years ended December 31, 2003 and 2002, respectively.

The increase of $0.9 million in 2003 was mainly due to increased net investment income of approximately $1.6 million and decreased realized gains of approximately $0.3 million. The increase in investment income resulted from capital contributions during the latter part of 2002.

Total stockholders' equity of SLNY at December 31, 2003 and 2002 was $291.6 million and $292.1 million, respectively. No dividends were paid during 2003 or 2002.  SLNY's management considers its capital resources to be adequate.

Investments

SLNY held $1.90 billion and $1.60 billion in invested assets at December 31, 2003 and 2002, respectively. SLNY pursues a high-quality, well-diversified portfolio strategy that is appropriate for its general fund obligations.  The investment function is a critical component of SLNY's business given the role invested assets play in supporting SLNY's product lines and the impact of investment results on profitability.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

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

For a more detailed discussion of SLNY's interest rate risk management policies, practices and procedures, see "Interest rate risk management" discussion in the "Quantitative and Qualitative Disclosures about Market Risk" section below (Item 7A).

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

SLNY regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios and changes in investment value.  Such analysis is undertaken to determine that the integrity of SLNY's investments remains sound and to review for other-than-temporary impairments.

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

The composition of the investments in SLNY's general account portfolio was as follows at December 31 (in 000's):

2003

2002

Carrying Value

% of Total

Carrying Value

% of Total

Fixed maturity securities

$ 1,796,351

94.3%

$ 1,539,156

96.4%

Mortgage loans

107,996

5.7%

50,921

3.2%

Policy loans

274

0.0%

270

0.0%

Short-term investments

-

0.0%

6,390

0.4%

$ 1,904,621

100.0%

$ 1,596,737

100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities.  SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgaged-back and asset-backed securities.  Asset-backed securities include structured equipment and receivable investments.  The following provides the composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of December 31 (in 000's):

2003

Total Fair Value

Net Unrealized Gain (Loss)

Fair Value of Securities with Gross Unrealized Gains

Gross Unrealized Gains

Fair Value of Securities with Gross Unrealized Losses

Gross Unrealized Losses

Corporate Securities:

Basic industry

$ 40,766

$ 1,822

$ 40,555

$ 1,827

$ 211

$ (5)

Capital goods

72,984

4,421

66,515

4,540

6,469

(119)

Communications

137,560

3,817

105,273

4,807

32,287

(990)

Consumer cyclical

175,365

8,774

163,710

8,824

11,655

(50)

Consumer non-cyclical

52,517

1,704

47,976

1,740

4,541

(36)

Energy

68,170

3,585

62,415

3,746

5,755

(161)

Finance

417,863

12,218

358,557

13,246

59,306

(1,028)

Technology

20,070

644

20,070

644

-

-

Transportation

49,748

(545)

29,810

1,380

19,938

(1,925)

Utilities

274,707

9,615

212,598

11,386

62,109

(1,771)

Other

70,900

1,179

43,452

1,581

27,448

(402)

Total corporate

1,380,650

47,234

1,150,931

53,721

229,719

(6,487)

Asset backed and mortgage backed securities

313,902

599

269,341

5,751

44,561

(5,152)

Foreign government and agency

8,251

391

8,070

393

181

(2)

States & political subdivisions

-

-

-

-

-

-

U.S. treasury & agency securities

93,548

1,004

72,308

1,006

21,240

(2)

Total fixed maturity securities

$ 1,796,351

$ 49,228

$ 1,500,650

$ 60,871

$ 295,701

$ (11,643)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

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

48,322

179,351

(13,208)

Asset backed and mortgage backed securities

326,475

5,531

286,488

8,353

39,986

(2,822)

Foreign government and agency

6,909

434

6,909

434

-

-

States & political subdivisions

-

-

-

-

-

-

U.S. treasury & agency securities

67,843

1,220

67,844

1,220

-

-

Total fixed maturity securities

$ 1,539,156

$ 42,299

$ 1,319,819

$ 58,329

$ 219,337

$ (16,030)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

As of December 31, 2003, the portfolio carried $60.9 million in gross unrealized gains relative to $11.6 million in unrealized losses. The $49.2 million net unrealized gains as of December 31, 2003 is a $6.9 million improvement over the $42.3 million in net unrealized gains at December 31, 2002, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries that suffered last year. As a percent of fair value, the largest contributor of net unrealized losses was the Transportation sector, driven by ongoing restructuring in the airline sub-sector. A brief discussion concerning the sectors of SLNY's fixed securities holdings is as follows:

o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries.  Broadly, these industries supply commodity products for use as an end product or as input for higher value-added goods.  Demand typically fluctuates with the strength of the economy.  Some sub-sectors have seen recent strength in commodity pricing which has coincided with the improving economy.  In 2003, the metals sub-sector has most enjoyed the benefits of pricing gains while papers and chemicals have lagged.  With oil and gas prices continuing to hover near recent record levels, chemical companies could suffer from higher raw material prices going forward.  Many paper and forest product companies are under pressure to reduce debt levels.  A more robust economy is expected to help most industry participants, though spreads for many issuers may have already factored in the anticipated economic rebound.  Regardless, SLNY's portfolio is generally comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sectors.  Aerospace continues to be negatively affected by geopolitical concerns and a challenged airline industry. Defense, on the other hand, is benefiting from recent military and increased budgets for homeland defense.  Building materials continue to suffer from reduced commercial construction.  Construction machinery and agricultural equipment has seen improvement in demand globally, and this sub-sector has seen improved balance sheets and operational efficiencies these firms are well positioned for a market recovery.  In the environmental service sub-sector, poor economic conditions have adversely affected volume and revenue growth, yet companies in this sub-sector continue to apply free cash flow to improve their financial flexibility. While the capital goods sub-sectors have had varying operating histories, SLNY is comfortable with its issuer concentration and prospects.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

o

Communications: The Communications sector is made up of media-cable, media-non cable, telecom-wireless, and telecom-wireline.  After a difficult 2002, especially in telecommunications, the sector rebounded in 2003 in terms of operating performance, credit quality, ratings and bond prices.  Indeed, these four sub-sectors were among the best performing corporate sectors in 2003.  SLNY's overall strategy has been to overweight companies with stronger balance sheets and higher levels of free cash flow, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the expanding and more recession-resistant cable sector. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, and certain companies have begun to place more emphasis on actions that could benefit shareholders at the expense of bondholders, SLNY believes that credit quality should be relatively stable due to strong free cash flows, further boosted by anticipated improvements in the economy. SLNY presently intends to hold stressed but performing investments in this sector through recovery.

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse section comprised of the automotive, entertainment, gaming, home construction, service and textile sub-sectors. Despite strong unit sales volume, the automotive sub-sector continues to experience weak fundamentals as a result of increasing competition.  Following a weak first quarter in 2003, the entertainment and gaming sub-sectors exhibited improved results in the second and third quarter supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well, benefiting from the historically low interest rate environment.  SLNY continues to closely watch sector performance and has positioned its portfolio to focus on industry leaders.

o

Consumer Noncyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical and supermarket companies. SLNY's primary exposure in this sector is in supermarkets.  Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs.  In fact, membership clubs and supercenters have captured almost one-third of the traditional grocery business.  Despite this structural change, free cash flow supports investment quality in the supermarket sub-sector. Throughout 2003 SLNY increased its holdings in consumer products, food and beverage, healthcare and pharmaceuticals.  SLNY's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

o

Energy: The Energy sector encompasses the oil and gas industries.  These industries can be further divided into exploration and production ("E&P"), refining and marketing ("R&M") and oilfield services.  The Company's holdings are concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production, a colder than expected winter and reduced finding efforts. In an effort to reduce the risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises or large to medium North American players. The Company is comfortable with the quality and composition of its predominantly North American-based energy holdings.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

o

Finance: The Finance sector encompasses banks, independent and noncaptive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs").  With few exceptions, bonds in this broad sector continued to perform well in the fourth quarter of 2003.  Bank earnings were stronger, mostly owing to continued strong consumer loan demand, lower provisioning for credit losses and increased investment banking activities. In addition, net interest margins stabilized, reversing its negative trend over several prior quarters. Credit quality measures - delinquencies, non-performing assets and charge-offs also had another strong quarter in both the commercial and consumer sectors. Finance companies continued to be positively impacted by the low interest rates environment and improved credit quality.  Broker-dealers posted a strong fourth quarter, as revenues from fixed income trading/sales remained healthy, while equity trading/sales benefited from an improved stock market.  Broker-dealers also reported increased mergers and acquisitions activity and continued to keep costs under control.   Life insurers posted improved earnings as the industry benefited from lower investment losses and improvement in the equity markets, which resulted in increased assets under management and improved variable product sales.  However, life insurance companies continue to face challenges due to the low interest rate environment.  Property and Casualty insurers reported strong results from a positive pricing environment in both personal and commercial lines and from low catastrophe experience in the fourth quarter.  REIT performance has been strong due to the defensive nature of the underlying assets, as well as conservative credit covenants and policies.

o

Technology: The Technology sector is comprised of computer hardware manufacturers, makers of mainframe, client/server and personal computers, as well as computer software and services manufacturers. Fundamentals in the Technology sector have been improving.   However, sector analysts have indicated that there is no near term catalyst that could restore sales back to the levels seen in the late 1990s, when strong demand driven by the technological advancement of personal computers, cell phones and telecom equipment often outpaced supply growth. Currently, excess supply continues to undermine pricing. There was a modest improvement in information technology ("IT") spending during 2003. Helped by an improving economy, IT spending is expected to increase throughout 2004, after several years of depressed demand.  SLNY remains comfortable with its limited issuer and industry exposure in this sector.

o

Transportation: The Transportation sector includes airlines, railroads, trucking and shipping companies.  After a couple of years of weak operating performance, the airline sub-sector rebounded smartly in 2003.  Market sentiment improved dramatically throughout the year as increased traffic combined with stronger liquidity profiles at most of the major airlines. Also, the Chapter 11 risk for the major non-bankrupt carriers, including American Airlines, waned in 2003.  Despite the vast improvement in airline operating performance, the industry remains challenged low cost carriers, overcapacity and high operating costs. SLNY generally lends to the airline industry on a secured basis.  Thus, recovery values are based on the supporting collateral.  SLNY continues to work towards recovery of stressed investments in the airline sub-sector and its analysis indicates that current carrying values are adequately supported by recovery prospects.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects. Lingering issues from the California energy crisis, the late 2001 Enron bankruptcy, Federal Energy Regulatory Commission and Securities and Exchange Commission investigations, accounting restatements, accounting rule changes and shareholder litigation continue to impact credit quality in the sector, although less so than in 2002.  In 2003, there were a number of bankruptcy filings by sector participants. However, recovery rates in these bankruptcies were unusually high, reflecting strong underlying asset values in the sector.  In addition, certain high profile refinancings improved sector liquidity and, in general, prices of power sector bonds also improved.  SLNY's portfolio is diversified to include many regulated utilities, interstate pipelines and utility holding companies.  In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm-specific asset values and projected industry economics continue to support the Company's holdings in this sector.  SLNY expects the sector to benefit in the intermediate term from a continued focus on balance sheet repair, including reduced capital expenditure, reduced dividends, asset sales and equity issuance.  Progress in sector restructuring supports SLNY's present intent to hold its positions until maturity or recovery.

o

ABS & MBS Securities: The asset-backed securities ("ABS") and mortgage-backed ("MBS") Securities sector is comprised of structured finance securities backed by pools of loans or other obligations. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateral debt obligations ("CDO") are a separate type of ABS generally backed by pools of investment-grade corporate, high yield, bank loan on asset-backed securities in cash or synthetic form. Due to subordination, overcollateralization, and other credit enhancements, senior ABS usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate over time as a result of loan delinquencies and defaults within the structure. The majority of the SLNY's write-downs in this sector in 2003 were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the value of the underlying collateral. Several CDO holdings also contributed to  write-downs as defaults on securities backing the CDOs were higher than originally estimated, causing the value of the CDOs to drop. SLNY continues to actively manage these securities.  Our analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's ("S&P") and Moody's (i.e., BBB-/Baa3 or

higher), while Categories 3-6 are the equivalent of below-investment-grade securities.

As of December 31, 2003 and 2002, the majority of SLNY's fixed maturity investments were investment grade, with 96.3% and 98.0%, respectively, of fixed maturity securities classified as Category 1 and 2 by the SVO. SLNY's below investment grade bonds were 3.7% and 2.0% of fixed maturity investments and 3.6% and 2.0% of total invested assets as of December 31, 2003 and 2002, respectively. The fair value of investments in SVO categories 3-6 increased by $36.9 million since December 31, 2002, as bond sales, particularly in Category 6, were offset by improvements in fair value of SLNY's below-investment-grade holdings.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating agency designation at December 31(in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities

% of Total

Fair Value of Securities

% of Total

2003

2002

1

AAA/AA/A

$ 1,118,297

62.3%

$ 953,505

62.0%

2

BBB

610,192

34.0%

554,679

36.0%

3

BB

51,385

2.7%

21,679

1.4%

4

B

10,063

0.6%

4,045

0.3%

5

CCC and Lower

5,148

0.3%

3,347

0.2%

6

In or near default

1,266

0.1%

1,901

0.1%

$ 1,796,351

100.0%

$ 1,539,156

100.0%

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio was as follows at December 31 (in 000's):

SVO Rating

S&P Equivalent Designation

Fair Value of Securities with Unrealized Losses

% of Total

Unrealized Losses

% of Total

2003

1

AAA/AA/A

$ 137,868

46.6%

$ (3,717)

31.9%

2

BBB

135,063

45.7%

(4,456)

38.3%

3

BB

15,795

5.3%

(2,214)

19.0%

4

B

2,112

0.7%

(553)

4.7%

5

CCC and Lower

4,713

1.6%

(349)

3.0%

6

In or near default

150

0.1%

(354)

3.1%

$ 295,701

100.0%

$ (11,643)

100.0%

2002

1

AAA/AA/A

$ 109,731

50.0%

$ (3,361)

21.0%

2

BBB

83,201

38.0%

(4,427)

27.5%

3

BB

17,915

8.2%

(3,604)

22.5%

4

B

4,045

1.8%

(1,891)

11.8%

5

CCC and Lower

3,347

1.5%

(2,124)

13.3%

6

In or near default

1,098

0.5%

(623)

3.9%

$ 219,337

100.0%

$ (16,030)

100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

At December 31, 2003, $8.2 million or 70.2%, of gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature.   Additionally, losses associated with SVO Category 1 reflect the decline in value of highly rated, but stressed ABS.  SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process.  Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value that has been below 80% of amortized cost for more than six months are reviewed.  An analysis is undertaken to determine whether this decline in market value is other-than-temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments.  SLNY has a Credit Committee that includes members from its Investment, Finance and Actuarial functions.  The Credit Committee meets and reviews the results of SLNY's impairment analysis on a quarterly basis.

Securities that have been triggered for the asset review process may be determined to be impaired or placed on a watchlist for monitoring.  Should it be determined that a security is impaired, SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value.

SLNY incurred write-downs of fixed maturities totaling $0.8 million and $4.6 million for other-than-temporary impairment for the years ended December 31, 2003 and 2002, respectively. The write-downs taken in 2003 reflected impairments primarily relating to the Utilities sector and ABS backed by franchise loans and aircraft leases.  Realized losses on the voluntary disposal of fixed maturity securities totaled $2.6 million and $8.5 million for the years ended December 31, 2003 and 2002, respectively.

The carrying value of fixed maturity securities with unrealized losses by maturity date was as follows at December 31 (in 000's):

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

Fair Value of Securities with Unrealized Losses

Gross Unrealized Losses

2003

2002

Due in one year or less

$ 1,506

$ (1)

$ 29,227

$ (107)

Due after one year through five years

111,389

(1,358)

86,114

(3,062)

Due after five years through ten years

70,281

(2,066)

40,786

(6,062)

Due after ten years

67,964

(3,066)

23,224

(3,977)

251,140

(6,491)

179,351

(13,208)

Asset-backed securities

44,561

(5,152)

39,986

(2,822)

Total

$ 295,701

$ (11,643)

$ 219,337

$ (16,030)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Asset/Liability Risk Management (continued)

Mortgage Loans

SLNY's mortgage holdings amounted to $108.0 million and $50.9 million at December 31, 2003 and 2002, respectively, representing 5.7% and 3.2%, respectively, of total invested assets.  All of SLNY's mortgage holdings at December 31, 2003 were in good standing.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion covers market risks associated with investment portfolios that support SLNY's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than SLNY, assumes market risk.

General

SLNY has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over its investment activities. In addition, SLNY has specific investment policies that delineate the investment limits and strategies that are appropriate given the SLNY's liquidity, surplus, product and regulatory requirements.

SLNY's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. The management of interest rate risk exposure is discussed below.

Interest rate risk management

A well-diversified portfolio of fixed interest investments primarily supports SLNY's fixed interest rate liabilities.  They are also supported by small amounts of floating rate notes.  These interest-bearing investments include both publicly issued and privately placed bonds.  Public bonds can include treasury bonds, corporate bonds and money market instruments. SLNY also holds securitized assets, including MBS, collateralized mortgage obligations, commercial MBS and ABS.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines.  SLNY does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments, such as interest-only, principal-only, inverse floater or residual tranches.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. SLNY manages risks from wide fluctuations in interest rates using analytical and modeling software acquired from outside vendors. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders.

Significant features of SLNY 's models include:

o

an economic or market value basis for both assets and liabilities;

o

an option pricing methodology;

o

the use of effective duration and convexity to measure interest rate sensitivity; and

o

the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest rate risk management (continued)

SLNY's Interest Rate Risk Committee meets monthly.  After reviewing duration analyses, market conditions and forecasts, the committee develops specific asset management strategies.  These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and assets.  SLNY manages these mismatches to a tolerance range of plus or minus 1.0.

Fixed interest liabilities held in SLNY's general account at December 31, 2003 had a fair value of $1.6 billion.  Fixed income investments supporting those liabilities had a fair value of $1.8 billion at that date.  SLNY performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $56.7 million and the corresponding assets would show a net increase of $60.6 million.

By comparison, fixed interest liabilities held in SLNY's general account at December 31, 2002 had a fair value of $1.4 billion.  Fixed income investments supporting those liabilities had a fair value of $1.5 billion at that date.  SLNY performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2002.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $47.0 million and the corresponding assets would show a net increase of $52.0 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF OPERATIONS

(in thousands)

For the years ended December 31

2003

2002

 2001
Restated

Revenues

Premiums and annuity considerations

$ 28,457

$ 20,285

$ 19,187

Net investment income

85,302

74,847

21,276

Net realized investment gains (losses)

10,647

(7,265)

361

Fee and other income

13,988

11,686

8,142

Total revenues

138,394

99,553

48,966

Benefits and Expenses

Interest credited

78,432

62,830

12,682

Policyowner benefits

26,651

16,428

14,563

Operating expenses

16,118

16,979

9,477

Amortization of deferred policy acquisition costs

17,501

8,157

5,137

Total benefits and expenses

138,702

104,394

41,859

(Loss) income before income tax (benefit) expense

(308)

(4,841)

7,107

Income tax (benefit) expense

(390)

(1,710)

2,546

Net income (loss)

$ 82

$ (3,131)

$ 4,561

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands, except share data)

ASSETS

December 31, 2003

December 31, 2002

Investments

Available-for-sale fixed maturities at fair value (amortized cost of

$1,747,123 and $1,496,857 in 2003 and 2002, respectively)

$ 1,796,351

$ 1,539,156

Mortgage loans

107,996

50,921

Policy loans

274

270

Short-term investments

-

6,390

Total investments

1,904,621

1,596,737

Cash and cash equivalents

60,310

157,563

Accrued investment income

22,520

19,800

Deferred policy acquisition costs

49,496

46,567

Deferred federal income taxes

-

1,007

Goodwill

37,788

37,788

Receivable for investments sold

33,640

1,262

Other assets

14,196

17,301

Separate account assets

580,203

514,749

Total assets

$ 2,702,774

$ 2,392,774

LIABILITIES

Future contract and policy benefits

$ 48,760

$ 40,510

Contractholder deposit funds and other policy liabilities

1,720,732

1,431,353

Deferred federal income taxes

304

-

Payable for investments purchased and loaned

58,682

73,474

Payable to affiliate

-

28,400

Other liabilities and accrued expenses

2,513

12,220

Separate account liabilities

580,203

514,749

Total liabilities

$ 2,411,194

$ 2,100,706

Commitments and contingencies - Note 17

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;

6,001 shares issued and outstanding

$ 2,100

$ 2,100

Additional paid-in capital

239,963

239,963

Accumulated other comprehensive income

24,746

25,316

Retained earnings

24,771

24,689

Total stockholder's equity

$ 291,580

$ 292,068

Total liabilities and stockholder's equity

$ 2,702,774

$ 2,392,774

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31

2003

2002

2001 Restated

Net income (loss)

$ 82

$ (3,131)

$ 4,561

Other comprehensive income (loss)

Net unrealized holding gains (losses) on available-for-sale

Securities, net of tax and policyholder amounts

13,621

25,664

(2,623)

Reclassification adjustments of realized investment (gains)

Losses into net income (loss), net of tax

(14,191)

1,853

(239)

Other comprehensive income (loss)

(570)

27,517

(2,862)

Comprehensive (loss) income

$ (488)

$ 24,386

$ 1,699

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

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

Net income - Restated

4,561

4,561

    Other comprehensive loss -     Restated

(2,862)

(2,862)

Capital contribution

66,000

66,000

Balance at December 31, 2001 - Restated

2,100

194,963

(2,201)

27,820

222,682

Net loss

(3,131)

(3,131)

Other comprehensive income

27,517

27,517

Capital contribution

45,000

45,000

Balance at December 31, 2002

2,100

239,963

25,316

24,689

292,068

Net income

82

82

Other comprehensive loss

(570)

(570)

Balance at December 31, 2003

$ 2,100

$ 239,963

$ 24,746

$ 24,771

$ 291,580

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31

2003

2002

2001 Restated

Cash Flows From Operating Activities:

Net income (loss)

$ 82

$ (3,131)

$ 4,561

Adjustments to reconcile net income (loss) to net cash provided by

Operating activities:

Amortization of discount and premiums

13,252

11,281

47

Amortization of deferred policy acquisition costs

17,501

8,157

5,137

Net realized losses (gains) on investments

(10,647)

7,265

(361)

Interest credited to contractholder deposit funds

78,432

62,830

12,682

Deferred federal income taxes

1,432

(6,261)

(26,726)

Changes in assets and liabilities:

Deferred acquisition costs

(28,231)

(31,994)

(5,614)

Accrued investment income

(2,720)

(5,087)

72

Net change in other assets and liabilities

(34,752)

21,807

11,622

Future contract and policy benefits

8,250

591

2,837

Net cash provided by operating activities

42,599

65,458

4,257

Cash Flows From Investing Activities:

Sales, maturities and repayments of:

Available-for-sale fixed maturities

43,284

995,278

79,710

Mortgage loans

4,285

6,103

7,172

Purchases of:

Available-for-sale fixed maturities

(296,155)

(1,466,958)

(183,328)

Mortgage loans

(61,360)

(32,770)

(4,630)

Net change in payable/receivable of investments purchased and sold

(47,170)

73,474

-

Net change in policy loans

(4)

143

128

Net change in short-term investments

6,390

11,367

(1,756)

Net cash used in investing activities

(350,730)

(413,363)

(102,704)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31

2003

2002

2001 Restated

Cash Flows From Financing Activities:

Deposits to contractholder deposit funds

$ 363,764

$ 572,888

$ 85,705

Withdrawals from contractholder deposit funds

(152,886)

(171,608)

(54,103)

Capital contributions

-

45,000

66,000

Net cash provided by financing activities

210,878

446,280

97,602

(Decrease) increase in cash and cash equivalents

(97,253)

98,375

(845)

Cash and cash equivalents, beginning of year

157,563

59,188

7,292

    Cash acquired from acquisition through merger of Keyport Benefit Life Insurance Company

-

-

52,741

Cash and cash equivalents, end of year

$ 60,310

$ 157,563

$ 59,188

Supplemental schedule of noncash activities:

Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor") and Keyport Benefit Life Insurance Company ("KBL") were merged on December 31, 2002, with Sun NY Predecessor as the surviving company ("SLNY").  As part of the merger, SLNY issued 4,001 additional shares of common stock in exchange for all the assets and liabilities of KBL.  Total book value of assets acquired and liabilities assumed by SLNY were $1,869.3 million and $1,652.8 million, respectively, at December 31, 2002.  These financial statements give effect to this transaction as of November 1, 2001.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department.  On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger.  Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("SLNY"), and SLNY issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL.  As a result of the additional common stock issuance, SLNY became a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of SLNY.

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

SLNY is licensed and authorized to write all the business that was previously being written by KBL and SLNY.  The merger had no effect on the existing rights and benefits of policyholders or contract holders of either company.  Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and SLNY were at all times relevant to the merger indirect wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

SLNY is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, stop loss and group disability insurance contracts.  These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers. On October 21, 2003, SLNY announced that it was introducing a portfolio of Variable Universal Life ("VUL") insurance products to customers in New York State.

On December 31, 2003, Keyport was merged into Sun Life U.S. with Sun Life U.S being the surviving company. Consequently, SLNY is a wholly-owned subsidiary of Sun Life U.S.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  The most significant estimates are those used in determining deferred policy acquisition costs ("DAC"), the fair value of financial instruments, other-than-temporary impairments of investment, and the liabilities for future policyholder benefits.

Financial Instruments

In the normal course of business, SLNY may enter into transactions involving various types of financial instruments, including cash and cash equivalents, fixed maturity securities, mortgage loans, equity securities, debt, loan commitments and financial guarantees.  These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuation.  SLNY evaluates and monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

Cash and Cash Equivalents

Cash and cash equivalents include cash, commercial paper, money market investments, and short term bank participations.  All such investments have been purchased with maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

Investments

SLNY accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified based on intent, as either held-to-maturity or available-for-sale.  In order for the securities to be classified as held-to-maturity, SLNY must have positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities that do not meet this criteria are classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported as a separate component of other comprehensive income.  Fair values for publicly traded securities are obtained from external market quotations.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities, repayment and liquidity characteristics.  SLNY does not engage in trading activities.  All of SLNY's fixed maturity securities are classified as available-for-sale.  All security transactions are recorded on a trade-date basis.

SLNY's accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that SLNY is unable to recover all amounts due under the contractual obligations of the security. Once an impairment charge has been recorded, SLNY continues to review the other-than-temporarily impaired security for additional impairment, if necessary.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments (continued)

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses.  Mortgage loans acquired at a premium or discount are carried at amortized values, net of provisions for estimated losses.  Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States.  Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.

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

Policy loans are carried at the amount of the outstanding principal balance. The loans are collateralized by the respective insurance policy and do not exceed the excess of the net cash surrender value of the policy.

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

Income on investments is recorded on the accrual basis.  Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful.  When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when they are brought fully current with respect to principal and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgement of management, the investments are estimated to be fully collectible as to both principal and interest.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses.  This amortization is reviewed quarterly and adjusted retrospectively by a cumulative charge or credit to current operations when SLNY revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs (continued)

Although realization of deferred policy acquisition cost ("DAC") is not assured, SLNY believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

Other Assets

Property, equipment, and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization.  Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the term of the lease or the estimated useful life of the improvements.

Reinsurance receivables from reinsurance ceded are also included in other assets.

Policy liabilities and accruals

Future contract and policy benefits are liabilities for traditional life, disability, stop loss and annuity products.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.  The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon SLNY's experience and industry standards.

Contractholder deposit funds consist of policy values that accrue to the holders of investment-related products, such as deferred annuities and guaranteed investment contracts.  The liabilities consist of net deposits and interest credited less administrative charges.  The liability is before the deduction of any applicable surrender charges.

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

Revenue and Expenses

Premiums for traditional individual life and annuity products are considered revenue when due.  Premiums related to group disability insurance and stop loss are recognized as revenue pro-rata over the contract period.  The unexpired portion of these premiums is recorded as unearned premiums.  Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy, and surrender charges.  Revenue is recognized when the charges are assessed, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Expenses (continued)

Other than DAC, benefits and expenses related to traditional life, annuity, and disability contracts, including group policies and stop loss, are recognized when incurred in a manner designed to match them with related premium revenue and spread income to be recognized over the expected policy lives.  For investment-type contracts, benefits include death benefits in excess of account values, which are recognized as incurred.

Operating Expenses

Operating expenses primarily represent allocated compensation and general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

Income Taxes

SLNY will file a stand-alone federal income tax return for 2003.  Taxes are computed under SFAS No. 109, "Accounting for Income Taxes."  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109.  These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

Separate Accounts

SLNY has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not subject to liabilities that arise from any other business of SLNY.  Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities.  Contracts for which funds are invested in separate accounts include individual qualified and non-qualified variable annuity contracts.  Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements.  Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities.  SFAS No. 150 was effective July 1, 2003 for SLNY.  The adoption of SFAS No. 150 did not have a material effect on SLNY's financial position or results of operations.

On March 14, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements Other Than Those Specifically Described in FASB Statement No. 97."  This proposed SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97.  This proposed SOP is effective for fiscal years beginning after December 15, 2004.  SLNY is in the process of evaluating the provisions of this proposed SOP and its impact on SLNY's financial position and results of operations.

In March 2003, the Accounting Standards Executive Committee ("AcSEC") approved SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Separate Accounts."  This SOP provides guidance on accounting and reporting by insurance companies for certain non-traditional, long-duration contracts and for separate accounts.  This SOP is effective for fiscal years beginning after December 15, 2003.  SLNY is in the process of evaluating the provisions of this SOP and its impact on SLNY's financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46,  "Consolidation of Variable Interest Entities" ("FIN No. 46"). In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version.  FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other variable interest entities ("VIEs").  Early adoption is permitted.  SLNY adopted FIN No. 46 and FIN 46R in the fourth quarter of 2003.  The adoption of FIN No. 46 and FIN 46R did not have a material effect on SLNY's financial position or results of operations.

Effective December 31, 2003, SLNY adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". As such, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities" that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that SLNY considered in concluding that the unrealized losses were not other-than-temporary. For further discussion, see disclosures in Note 4.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

2. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of KBL (through the acquisition of Keyport) on October 31, 2001 by SLF, a Canadian holding company and parent of SLOC.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by SLNY as of November 1, 2001 (in thousands):

Assets:

Fixed-maturity securities

$ 809,972

Accrued investment income

12,438

Receivable for investments sold

2,041

Goodwill

35,314

Deferred taxes

13,931

Cash and cash equivalents

52,741

Other assets acquired

998

Separate account assets

218,677

Total assets acquired

1,146,112

Liabilities:

Policy liabilities

826,124

Other liabilities

1,748

Separate accounts

218,677

Total liabilities assumed

1,046,549

Net assets acquired

$ 99,563

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

2. GOODWILL (continued)

In 2002, SLNY completed its valuation of certain assets acquired and liabilities assumed.  The revisions increased goodwill by $2.5 million, increased deferred tax asset by $1.9 million, decreased other liabilities by $47,000 and decreased investments by $4.5 million.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".  Effective January 1, 2002, goodwill is no longer amortized and is tested for impairment on an annual basis.  SLNY completed the required impairment tests of goodwill and indefinite-lived intangible assets prior to reporting for the second quarter of 2003 and concluded that these assets are not impaired.  SLNY used the actuarial appraisal method, with assumptions and discount rates reflective of current market conditions and determined that the fair value of SLNY was at least equal to the carrying value. SLNY also compared the results of that valuation to a range of values based on historical multiples, and found them to be consistent with the results of the actuarial appraisal method. Goodwill is allocated to the Wealth Management Segment.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

SLNY has agreements with Sun Life U.S. and certain affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis.  Expenses under these agreements amounted to approximately $5.2 million, $4.4 million and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.  Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

In 2002, SLNY received $14.9 million of additional capital contributions from Sun Life U.S. and $30.1 million of additional capital contributions from Keyport.

In 2001, KBL received $66.0 million of additional capital contributions from Keyport.

SLNY had $4.0 million and $30.6 million due to related parties at December 31, 2003 and 2002, respectively, and $4.4 million and $0.6 million due from related parties at December 31, 2003 and 2002, respectively.

During 2003, SLNY paid $0.1 million in commission fees to MFS/Sun Life Financial Distributors, Inc.

During 2003 and 2002, the Company paid $3.1 million and $1.2 million, respectively, in commission fees to Independent Financial Marketing Group, Inc.

As more fully described in Note 8, SLNY has been involved in several reinsurance transactions with SLOC.

As more fully described in Note 9, SLNY participates in a pension plan and other post-retirement benefits sponsored by Sun Life U.S.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of SLNY's fixed maturities were as follows (in 000's):

December 31, 2003

Gross

Gross

Estimated

Amortized

Unrealized

Unrealized

Fair

Cost

Gains

(Losses)

Value

Available-for-sale fixed maturities:

Non-Corporate Securities

Asset backed and mortgage backed securities

$ 313,303

$ 5,751

$ (5,152)

$ 313,902

Foreign government & agency securities

7,859

393

(2)

8,251

States & political subdivisions

-

-

-

-

U.S. treasury & agency securities

92,543

1,006

(2)

93,548

Total Non-Corporate Securities

413,705

7,150

(5,156)

415,701

Corporate Securities

Basic industry

38,944

1,827

(5)

40,766

Capital goods

68,563

4,540

(119)

72,984

Communications

133,742

4,807

(990)

137,560

Consumer cyclical

166,590

8,824

(50)

175,365

Consumer noncyclical

50,813

1,740

(36)

52,517

Energy

64,584

3,746

(161)

68,170

Finance

405,646

13,246

(1,028)

417,863

Technology

19,426

644

-

20,070

Transportation

50,293

1,380

(1,925)

49,748

Utilities

265,091

11,386

(1,771)

274,707

Other

69,726

1,581

(402)

70,900

Total Corporate Securities

1,333,418

53,721

(6,487)

1,380,650

Total available-for-sale fixed maturities

$ 1,747,123

$ 60,871

$ (11,643)

$ 1,796,351

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (continued)

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

Other

22,950

1,300

(15)

24,235

Total Corporate Securities

1,102,815

48,322

(13,208)

1,137,929

Total available-for-sale fixed maturities

$ 1,496,857

$ 58,329

$ (16,030)

$ 1,539,156

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturities are shown below (in 000's). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or SLNY may have the right to put or sell the obligations back to the issuers.

December 31, 2003

December 31, 2002

Amortized Cost

Fair Value

Amortized Cost

Fair Value

Maturities of available-for-sale fixed securities:

Due in one year or less

$ 92,562

$ 93,375

$ 97,069

$ 97,959

Due after one year through five years

738,877

762,346

623,403

643,846

Due after five years through ten years

405,732

426,295

356,199

369,097

Due after ten years

196,649

200,433

99,242

101,779

Subtotal

1,433,820

1,482,449

1,175,913

1,212,681

Asset-backed securities

313,303

313,902

320,944

326,475

Total

$ 1,747,123

$ 1,796,351

$ 1,496,857

$ 1,539,156

Gross gains of $14.0 million, $5.9 million and $3.3 million, and gross losses of $2.6 million, $8.5 million and $2.9 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2003, 2002 and 2001, respectively.

Fixed maturities with an amortized cost of approximately $0.4 million and $1.0 million at December 31, 2003 and 2002, respectively, were on deposit with governmental authorities as required by law.

As of December 31, 2003, 96.2% of SLNY's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2003, 2002 and 2001, SLNY incurred realized losses totaling $0.8 million, $4.6 million and $0.6 million, respectively, for other-than-temporary impairment of certain fixed maturities after determining that not all of the unrealized losses were temporary in nature.  During 2003, $0.3 million of the prior years' losses were recovered through disposition and are included in realized gains.  During 2002, $0.2 million of the 2001 losses were recovered through disposition and were included in realized gains. During 2001, $0.6 million of the 2000 losses were recovered through disposition and were included in realized gains.

SLNY has discontinued the accrual of income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $198,000, $98,000 and $75,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2003 is as follows:

Less than 12 months

12 months or more

Total

#

Fair Value

Unrealized Losses

#

Fair Value

 Unrealized
Losses

#

Fair Value

Unrealized Losses

Non-Corporate Securities

     Asset backed and mortgage       backed securities

20

$35,744

$(1,637)

7

$ 8,817

$ (3,515)

27

$ 44,561

$ (5,152)

     Foreign government & agency securities

1

181

(1)

-

-

-

1

181

(1)

     U.S. treasury & agency securities

1

21,240

(2)

-

-

-

1

21,240

(2)

Total Non-Corporate Securities

22

57,165

(1,640)

7

8,817

(3,515)

29

65,982

(5,155)

Corporate Securities

Basic industry

2

211

(5)

-

-

-

2

211

(5)

Capital goods

3

6,469

(119)

-

-

-

3

6,469

(119)

Communications

13

32,287

(990)

-

-

-

13

32,287

(990)

Consumer cyclical

4

11,655

(50)

-

-

-

4

11,655

(50)

Consumer noncyclical

6

4,541

(36)

-

-

-

6

4,541

(36)

Energy

3

5,755

(161)

-

-

-

3

5,755

(161)

Finance

20

38,648

(751)

6

20,658

(278)

26

59,306

(1,029)

Transportation

16

14,608

(805)

3

5,330

(1,119)

19

19,938

(1,924)

Utilities

17

56,334

(1,399)

3

5,775

(372)

20

62,109

(1,771)

Other

5

27,202

(395)

1

246

(8)

6

27,448

(403)

Total Corporate Securities

89

197,710

(4,711)

13

32,009

(1,777)

102

229,719

(6,488)

Total fixed maturities available-for-sale

111

$254,875

$ (6,351)

20

$ 40,826

$ (5,292)

131

$ 295,701

$ (11,643)

SLNY has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with a market value that has been below 80% of amortized cost for more than six months are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. SLNY's process focuses on issuer operating performance as well as overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, SLNY's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been trading below 80% of amortized cost, rating agency actions, and any other key developments. SLNY has a Credit Committee that includes members from its Investment, Finance and Actuarial functions.  The Credit Committee meets and reviews the results of SLNY's impairment analysis on a quarterly basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (Continued)

Mortgage loans

SLNY invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area. Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.

SLNY monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, appropriate allowances for losses have been made.  In those cases where, in management's judgment, the mortgage loan's value has been impaired, appropriate losses are recorded.   SLNY had no restructured or impaired mortgage loans at December 31, 2003 and 2002, respectively.

Mortgage loans comprised the following property types and geographic regions (in 000's):

December 31,

Property Type:

2003

2002

Office building

$ 45,630

$ 22,828

Residential

1,591

-

Retail

37,022

11,967

Industrial/warehouse

15,950

11,258

Other

7,884

4,949

Valuation allowance

(81)

(81)

Total

$ 107,996

$ 50,921

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (Continued)

December 31,

Geographic region:

2003

2002

Arizona

$ 6,727

$ 2,434

California

5,150

5,571

Colorado

6,174

-

Delaware

8,814

8,944

Florida

15,915

3,744

Georgia

790

-

Indiana

6,221

1,834

Maryland

7,830

3,096

Michigan

471

511

Minnesota

2,838

2,911

Missouri

1,294

-

New Jersey

2,800

-

New York

6,657

7,561

Ohio

7,291

1,159

Pennsylvania

16,136

8,830

Texas

4,775

641

Utah

1,869

1,980

Virginia

4,200

1,160

Other

2,125

626

Valuation allowance

(81)

(81)

Total

$ 107,996

$ 50,921

At December 31, 2003, scheduled mortgage loan maturities were as follows (in 000's):

2004

$ 3,468

2005

806

2006

-

2007

18,398

2008

5,174

Thereafter

80,150

Total

$ 107,996

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

4. INVESTMENTS (Continued)

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

SLNY has made commitments of mortgage loans on real estate and other loans into the future.  The outstanding commitments for these mortgages amounted to $18.6 million and $0.7 million at December 31, 2003 and 2002, respectively.

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following for the years ended December 31 (in 000's):

2003

2002

2001 - Restated

Fixed maturities

$ 11,421

$ (2,641)

$ 983

Mortgage loans

-

-

(81)

Short-term investments

1

3

9

Write-down of fixed maturities

(775)

(4,627)

(550)

Total

$ 10,647

$ (7,265)

$ 361

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31 (in 000's):

2003

2002

2001 - Restated

Fixed maturities

$ 82,165

$ 72,786

$             19,024

Mortgage loans

4,693

2,640

2,374

Policy loans

20

24

33

Other

18

115

41

Gross investment income

86,896

75,565

21,472

Less: Investment expenses

1,594

718

196

Net investment income

$ 85,302

$ 74,847

$ 21,276

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of SLNY's financial instruments at December 31  (in 000's):

2003

2002

Carrying

Estimated

Carrying

Estimated

Amount

Fair Value

Amount

Fair Value

Financial assets:

Cash and cash equivalents

$ 60,310

$ 60,310

$ 157,563

$ 157,563

Fixed maturities

1,796,351

1,796,351

1,539,156

1,539,156

Mortgages

107,996

113,644

50,921

56,717

Policy loans

274

274

270

270

Short-term investments

-

-

6,390

6,390

Separate account assets

580,203

580,203

514,749

514,749

Financial liabilities:

Contractholder deposit funds

$ 1,720,732

$ 1,623,047

$ 1,431,353

$ 1,374,908

Separate account liabilities

$ 580,203

$ 580,203

$ 514,749

$ 514,749

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

The fair values of SLNY's contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued.  Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

8. REINSURANCE

SLNY has an agreement with SLOC whereby SLOC reinsures the mortality risks of SLNY's group life insurance contracts.

Under this agreement, certain death benefits are reinsured on a yearly renewable term basis.  The agreement provides that SLOC will reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by SLNY. The reinsurance block was closed for new business effective December 31, 2003.

SLNY has an agreement with SLOC whereby SLOC reinsured morbidity risks of a block of SLNY's group long-term disability contracts. The block is closed for new business.

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

SLNY has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of SLNY's group stop loss contracts.  Under this agreement, certain stop loss benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure  specific claims for amounts above $1,000,000 per claim for medical stop loss contracts ceded by SLNY.

SLNY has an agreement with an unrelated company whereby the unrelated company reimburses SLNY for benefits, expenses and interest credits for Focus V and Galaxy V fixed annuities issued in 2000 if the asset pools backing the liability are insufficient.

The effects of reinsurance were as follows (in 000's):

For the Years Ended December 31,

2003

2002

2001

Insurance premiums:

Direct

$ 33,418

$ 25,900

$ 22,158

Ceded - Affiliated

3,468

4,133

1,842

Ceded - Non-affiliated

1,493

1,482

1,129

Net Premiums

$ 28,457

$ 20,285

$ 19,187

Insurance and other individual policy benefits, and claims:

Direct

$ 31,276

$ 19,644

$ 19,525

Ceded - Affiliated

3,775

2,858

4,565

Ceded - Non-affiliated

850

358

397

Net policy benefits and claims

$ 26,651

$ 16,428

$ 14,563

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

9.  RETIREMENT PLANS

Pension Plan

SLNY participates in a non-contributory defined benefit pension plan that is sponsored by Sun Life U.S., which is directly liable for the related obligations.  Benefits under all plans are based on years of service and employees' average compensation. SLNY is allocated a portion of the pension plan expenses.  The allocated expenses were $41,000, $14,000 and $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SLNY participates in a 401(K) plan sponsored by Sun Life U.S. for which substantially all employees of at least age 21 are eligible at date of hire.  Under the plan, employer contributions are matched up to a specified amount of the employee's contributions to the plan.  The SLNY portion of this employer contribution was $23,000, $15,700 and $6,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Post-Retirement Benefit Plans

SLNY participates in a plan sponsored by Sun Life U.S. that provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.  SLNY is allocated a portion of these post-retirement benefit plans expenses.  The allocated expenses were $4,000, $11,000 and $10,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

10. FEDERAL INCOME TAXES

SLNY will file a stand-alone federal tax return for the year ended December 31, 2003.  In 2007 and periods thereafter, SLNY will file a consolidated tax return with Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc.  For periods prior to 2003, SLNY filed federal income tax as part of the consolidated tax return. However, federal income taxes were calculated as if SLNY was filing a separate federal income tax return.  A summary of the components of federal income tax expense in the statements of income for the years ended December 31, was as follows (in 000's):

2003

2002

2001 - Restated

Federal income tax expense (benefit):

Current

$    (1,996)

$              274

$ 535

Deferred

1,606

 (1,984)

2,011

Total

$ (390)

$ (1,710)

$ 2,546

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

10. FEDERAL INCOME TAXES (continued)

Federal income taxes attributable to the operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. SLNY's effective rate differed from the federal income tax rate as follows (in 000's):

2003

2002

2001 - Restated

Expected federal income tax (benefit) expense

$ (108)

$ (1,695)

$ 2,487

Other

(282)

(15)

59

Federal income tax (benefit) expense

$ (390)

$ (1,710)

$ 2,546

The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of SLNY's deferred tax assets and liabilities as of December 31 were as follows (in 000's):

2003

2002

Deferred tax assets:

Actuarial liabilities

$ 21,583

$ 13,479

Net operating loss

4,856

6,532

Other

-

492

Total deferred tax assets

26,439

20,503

Deferred tax liabilities:

Investments, net

(17,033)

(13,131)

Deferred policy acquisition costs

(6,974)

(6,365)

Other

(2,736)

-

Total deferred tax liabilities

(26,743)

(19,496)

Net deferred tax (liabilities) assets

$ (304)

$ 1,007

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

10. FEDERAL INCOME TAXES (Continued)

SLNY made no tax payments in 2003.  For prior periods, payments were made under certain tax sharing agreements that required each company to calculate its liability as if it filed a separate return.  Sun NY Predecessor had cash payments to Sun Life U.S. for federal income taxes of approximately $2.7 million for the year ended December 31, 2002 and had cash received of approximately $2.0 million for the year ended December 31, 2003.  Similarly, KBL paid approximately $0.6 million to Keyport for federal income taxes for the year ended December 31, 2002 and received approximately $1.0 million from Keyport for the year ended December 31, 2003.  At December 31, 2003, SLNY had $13.9 million of net operating loss carryforwards which will expire, if unused, in 2017.

SLNY's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the financial statements in anticipation of the results of these audits.  Sun NY Predecessor and KBL are currently under audit by the IRS for the years 1998 through 2000 and 1999 through October 31, 2001, respectively.  In SLNY's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on SLNY's financial statements.  However, the amounts of these tax liabilities could be revised in the future if estimates of SLNY's ultimate liability are revised.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the stop loss, group life and group disability products is summarized below (in 000's):

2003

2002

Balance at January 1

$ 24,294

$ 23,615

Less reinsurance recoverable

(6,621)

(6,078)

Net balance at January 1

17,673

17,537

Incurred related to:

Current year

15,538

12,062

Prior years

(160)

(1,946)

Total incurred

15,378

10,116

Paid losses related to:

Current year

(5,867)

(6,660)

Prior years

(4,257)

(3,320)

Total paid

(10,124)

(9,980)

Balance at December 31

32,410

24,294

Less reinsurance recoverable

(9,483)

(6,621)

Net balance at December 31

$ 22,927

$ 17,673

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

12. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31, were as follow (in 000's):

2003

2002

Balance at January 1

$ 46,567

$ 23,248

Acquisition costs deferred

28,231

31,994

Amortized to expense during year

(17,501)

(8,157)

Adjustment for unrealized investment gains

during year

(7,801)

(518)

Balance at December 31

$ 49,496

$ 46,567

13. SEGMENT INFORMATION

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

Wealth Management

The Wealth Management Segment markets and administers individual and group fixed and variable annuity products.

Group Protection

The Group Protection Segment markets and administers group life insurance, stop loss insurance, long-term disability and short-term disability products.  These products are sold to employers that provide group benefits for their employees.

Individual Protection

The individual insurance products offered by the Individual Protection Segment are conversions from the group life products. On October 21, 2003, SLNY announced that it received approval to sell Variable Universal Life ("VUL") insurance products to customers in New York State.

Corporate

The Corporate segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.  Management evaluates the results of the operating segments on an after-tax basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

13. SEGMENT INFORMATION  (Continued)

The following amounts pertained to the various business segments (in 000's):

Year ended December 31, 2003

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$ 108,427

$ 26,609

$ 873

$ 2,485

$ 138,394

Total Expenditures

112,438

25,712

713

(161)

138,702

Pretax Income (Loss)

(4,011)

897

160

2,646

(308)

Net Income (Loss)

(2,484)

608

113

1,845

82

Total Assets

$ 2,619,362

$ 46,535

$ 1,460

$ 35,417

$ 2,702,774

Year ended December 31, 2002

Total Revenues

$ 77,917

$ 20,181

$ 422

$ 1,033

$ 99,553

Total Expenditures

89,093

15,630

350

(679)

104,394

Pretax Income (Loss)

(11,176)

4,551

72

1,712

(4,841)

Net Income (Loss)

(7,493)

3,195

51

1,116

(3,131)

Total Assets

$ 2,340,358

$ 34,946

$ 1,282

$ 16,188

$ 2,392,774

Year ended December 31, 2001 - Restated

Total Revenues

$ 27,466

$ 19,407

$ 229

$ 1,864

$ 48,966

Total Expenditures

24,876

15,930

898

155

41,859

Pretax Income (Loss)

2,590

3,477

(669)

1,709

7,107

Net Income (Loss)

1,919

2,641

(489)

490

4,561

Total Assets

$ 1,851,291

$ 37,728

$ 1,267

$ 12,337

$ 1,902,623

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

14. REGULATORY FINANCIAL INFORMATION

SLNY is required to file quarterly and annual statements with the Insurance Department of the State of New York prepared on a statutory accounting basis prescribed or permitted by the State of New York.  Statutory net income and capital stock and surplus differ from net income and stockholder's equity reported in accordance with GAAP for stock life insurance companies primarily because, under statutory basis accounting, policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, post-retirement benefit costs are based on different assumptions and reflect a different method of adoption, and income tax expense reflects only taxes paid or currently payable.

SLNY's statutory surplus and net income (loss) were as follows (in 000's):

Unaudited for theYears ended December 31,

2003

2002

2001 - Restated

Statutory surplus and capital

$ 186,480

$162,669

$133,305

Statutory net income (loss)

16,477

(16,547)

(13,073)

15. DIVIDEND RESTRICTIONS

SLNY's ability to pay dividends are subject to certain statutory restrictions.  The State of New York has enacted laws governing the payment of dividends to stockholders by domestic insurers.  New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  No dividends were paid by SLNY during 2003, 2002 or 2001.

16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31, were as follows (in 000's):

2003

2002

Unrealized gains (losses) on available-for-sale and securities

$ 49,228

$ 42,299

DAC unrealized amortization

(11,139)

(3,339)

Tax effect

(13,343)

(13,644)

Accumulated other comprehensive income

$ 24,746

$ 25,316

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

17. COMMITMENTS AND CONTINGENCIES

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

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws.  On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts.  SLNY responded to this request and an additional related request.  On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects.  SLNY is cooperating in the examination.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Litigation

SLNY is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition or results of operations or cash flow of SLNY.

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

Lease Commitments

SLNY leases various facilities and equipment under non-cancelable operating leases with terms of up to 10 years.  As of December 31, 2003, minimum future lease payments under such leases are as follows (in 000's):

2004

$ 216

Total

$ 216

Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $1.1 million, $1.1 million and $0.5 million, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sun Life Insurance and Annuity Company of New York:

We have audited the accompanying balance sheet of Sun Life Insurance and Annuity Company of New York as of December 31, 2003 and 2002, and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Boston, Massachusetts

March 29, 2004

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's).

2003 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 9,060

$ 10,985

$ 11,571

$ 10,829

Net investment income and net realized

Gains

23,249

26,394

21,457

24,849

32,309

37,379

33,028

35,678

Policyholder and other expenses

31,414

30,194

47,012

30,082

Income (loss) before taxes

895

7,185

(13,984)

5,596

Net income (loss)

583

4,669

(9,089)

3,919

2002 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

$ 8,612

$ 8,254

$ 6,489

$ 8,616

Net investment income and net realized

Gains

17,305

13,381

17,578

19,318

25,917

21,635

24,067

27,934

Policyholder and other expenses

23,472

24,862

27,674

28,386

Income (loss) before taxes

2,445

(3,227)

(3,607)

(452)

Net income (loss)

1,895

(2,096)

(2,344)

(586)

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

Item 9A.  CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this report, SLNY's management, including SLNY's principal executive officer and principal financial officer, have concluded that SLNY's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in SLNY's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, SLNY's internal control over financial reporting.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, the fees paid by SLNY to its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):

2003

2002

Audit Fees

$ 348

$ 320

Audit Related Fees

-

13

Tax Fees

-

-

All Other Fees

-

-

Total

$ 348

$ 333

Audit Fees

Audit Fees were paid for professional services rendered by the external auditors for the audit of SLNY's annual financial statements and review of financial statements included in SLNY's Form 10-Q's, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Audit-Related Fees

Audit-Related Fees were paid in 2002 for assurance and related services that are reasonably related to the performance of the audit or review of SLNY's annual financial statements and are not reported under the Audit Fees category above.  These services consisted of primarily agreed-upon procedure engagements. No Audit-Related Fees were paid in 2003.

Tax Fees

There were no tax fees paid for tax compliance, tax advice and tax planning in each of the last two fiscal years.

All Other Fees

There were no other fees paid in each of the last two fiscal years for products and services provided by the auditors, other than the Audit Fees and Audit-Related Fees described above.

Audit Committee Approval

SLNY adopted a "Policy Restricting the Use of SLNY's External Auditors" (the "Policy") requiring Audit Committee pre-approval of services provided by SLNY's external auditors in November 2002.  Set out below is the Policy.  All professional services rendered by the external auditors to SLNY since November 2002 have been approved by SLNY's Audit Committee in accordance with the Policy.  None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

SLNY no longer has any engagements with its external auditors for services identified in paragraph 3 of the Policy set out below.

Policy Restricting the Use of the Company's External Auditors

1. This policy governs all proposals by SLF or any of its subsidiaries [SLNY] to engage, as a service provider, the external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 ("S-O Act") (collectively referred to as the "External Auditor").

2. The External Auditor will normally be engaged to provide audit and audit-related services, including advisory services related to the External Auditor's audit and audit-related work such as advice pertaining to internal audit, tax, actuarial valuation, risk management, and regulatory and compliance matters, subject to the prohibitions contained in the S-O Act and in any other applicable laws, regulations or rules.  The S-O Act prohibitions are set out in Appendix 1.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

3. Any engagement of the External Auditor for services that would be legally prohibited by the S-O Act and that was in place at the date this policy was initially established may continue in place until such prohibition becomes operative or it is otherwise prohibited by applicable law, regulation or rule.  The Controller of SLF will maintain a list of such engagements. SLF will not enter into any other such engagements prior to the S-O Act prohibitions becoming operative.

4. Each engagement of the External Auditor to provide services will require the approval in advance of the audit committee of SLF and the Audit Committee of any affected subsidiary of SLF [SLNY] that is itself directly subject to the S-O Act.  The Audit Committee may establish procedures regarding the approval process, which will be co-coordinated by the SLF Controller.

5. SLF and its subsidiaries [SLNY] will not employ or appoint as chief executive officer, chief financial officer, controller, chief accounting officer, appointed actuary, or equivalent position within SLF or subsidiary, any person who was employed by the External Auditor and who provided any services to SLF or any subsidiary at any time during the previous two years.

6. The SLF Controller is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service.  The SLF Controller will revise Appendix 1 as required, from time to time, to reflect changes in applicable laws, regulations or rules.

7. This policy is effective from November 7, 2002.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Appendix 1

Sarbanes-Oxley Act of 2002 - Prohibition on services

The External Auditor will be prohibited from providing the following services after the applicable provisions of the S-O Act become operative:

a) bookkeeping or other services related to the accounting records or financial statements;

b) financial information systems design and implementation;

c) appraisal or valuation services, fairness opinions, or contribution-in-kind reports;

d) actuarial services;

e) internal audit outsourcing services;

f) management functions or human resources;

g) broker or dealer, investment adviser, or investment banking services;

h) legal services and expert services unrelated to the audit; and

i) any other service that the Public Company Accounting Oversight Board, to be established under the S-O

Act, determines to be impermissible.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial statements (set forth in Item 8):

-Statements of Income for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

-Balance Sheets at December 31, 2003 and December 31, 2002.

-Statements of Comprehensive Income for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

-Statements of Cash Flow for each of the three years ended December 31, 2003, December 31, 2002 and December 31, 2001.

-Notes to Financial Statements, Years Ended December 31, 2003, 2002 and 2001.

-Independent Auditors' Report.

-Supplementary financial information

 (a)(2) Financial statement schedules (set forth below):

-Schedule I-Summary of Investments, Other than Investments in Affiliates.

-Schedule III-Supplementary Insurance Information.

-Schedule IV-Summary of Reinsurance.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the financial statements or notes thereto.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule I

Summary of Investments, Other than Investments in Affiliates

December 31, 2003 (in 000's)

Balance Sheet

Type of Investment

Cost

Value

Amount

Bonds:

Non-Corporate Securities:

    Asset backed and mortgage backed securities

$ 313,303

$ 313,902

$ 313,902

    Foreign government & agency securities

7,859

8,251

8,251

    U.S. treasury & agency securities

92,543

93,548

93,548

Total Non-Corporate Securities

413,705

415,701

415,701

Corporate Securities:

Basic industry

38,944

40,766

40,766

Capital goods

68,563

72,984

72,984

Communications

133,742

137,560

137,560

Consumer cyclical

166,590

175,365

175,365

Consumer noncyclical

50,813

52,517

52,517

Energy

64,584

68,170

68,170

Finance

405,646

417,863

417,863

Technology

19,426

20,070

20,070

Transportation

50,293

49,748

49,748

Utilities

265,091

274,707

274,707

Industrial other

69,726

70,900

70,900

Total Corporate Securities

1,333,418

1,380,650

1,380,650

        Total bonds

1,747,123

1,796,351

1,796,351

Mortgage loans

107,996

113,644

107,996

Policy loans

274

274

274

Total investments

$    1,855,393

$   1,910,269

$              1,904,621

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III

Supplementary Insurance Information

(in 000's)

Future Policy Benefits,

Other Policy Claims

Deferred

Losses, Claims and Loss

and Benefits

Segment

Acquisition Costs

Expenses

Payable(1)

Wealth Management

2003

$ 49,496

$ 1,733,719

$ -

2002

46,567

1,444,503

-

Group Protection

2003

$ -

$ 34,151

$ 4,124

2002

-

26,041

3,118

Individual Protection

2003

$ -

$ 1,622

$ -

2002

-

1,319

-

Corporate

2003

$ -

$ -

$ -

2002

-

-

-

Benefits,

Claims, Losses

Amortization of

Net Investment

And Settlement

Deferred

Other Operating

Segment

Income (2)

Expenses

Acquisition Costs

Expenses

Wealth Management

2003

$ 80,678

$ 86,575

$ 17,501

$ 8,362

2002

73,083

68,534

8,157

12,403

2001

18,870

15,662

5,137

4,077

Group Protection

2003

$ 1,669

$ 17,813

$ -

$ 7,900

2002

1,986

10,382

-

5,247

2001

1,752

10,682

-

5,248

Individual Protection

2003

 $                    14

$ 695

$ -

$ 17

2002

35

342

-

8

2001

31

898

-

-

Corporate

2003

$ 2,941

$ -

$ -

$ (161)

2002

(257)

-

-

(679)

2001

623

3

-

152

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses

(2) Net investment income is allocated based on segmented assets by line of business.

 SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule IV

Summary of Reinsurance
(in 000's)

Ceded to

Gross

Other

Net

Amount

Companies

Amount

2003

Life Insurance in Force

7,031,513

1,408,996

5,622,517

Premiums

   Life Insurance

20,336

3,468

16,868

   Accident and Health

13,082

1,493

11,589

Total Premiums

33,418

4,961

28,457

2002

Life Insurance in Force

5,305,145

1,063,269

4,241,876

Premiums

   Life Insurance

16,996

4,133

12,863

   Accident and Health

8,905

1,483

7,422

Total Premiums

25,901

5,616

20,285

2001

Life Insurance in Force

5,047,013

623,602

4,423,411

Premiums

   Life Insurance

15,721

1,842

13,879

   Accident and Health

6,437

1,129

5,308

Total Premiums

22,158

2,971

19,187

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

(a) (3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3.1

Charter of Sun Life Insurance and Annuity Company of New York (Incorporated by reference to Form 10-K, filed on March 31, 2003)

3.2

By-Laws of Sun Life Insurance and Annuity Company of New York (Incorporated by reference to Form 10-K, filed on March 31, 2003)

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 33-41629, filed on April 28, 1998)

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-5037, filed March 29, 2000)

14

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

31.1

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

SLNY did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c) Exhibits required by Item 601 of Regulation S-K:

See Item 15(a)(3) above.

(d) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

Other than the financial statement schedules set forth in Item 15(a)(2) above, no other financial statement schedules are required to be filed.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Sun Life Insurance and Annuity Company of New York, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York
(Registrant)

By:

/s/Robert C. Salipante

Robert C. Salipante

President

Date:

March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Robert C. Salipante

President and Director

March 29, 2004

Robert C. Salipante

(Principal Executive Officer)

/s/Gary Corsi

Vice President and Chief Financial Officer

March 29, 2004

Gary Corsi

(Principal Financial Officer)

/s/James C. Baillie

Director

March 29, 2004

James C. Baillie

/s/Thomas A. Bogart

Director

March 29, 2004

Thomas A. Bogart

/s/Paul W. Derksen

Director

March 29, 2004

Paul W. Derksen

/s/Leila Heckman

Director

March 29, 2004

Leila Heckman

/s/Donald B. Henderson, Jr.

Director

March 29, 2004

Donald B. Henderson, Jr.

/s/James A. McNulty III

Director

March 29, 2004

James A. McNulty III

/s/Peter R. O'Flinn

Director

March 29, 2004

Peter R. O'Flinn

/s/C. James Prieur

Director

March 29, 2004

C. James Prieur

/s/Barbara Z. Shattuck

Director

March 29, 2004

Barbara Z. Shattuck

/s/David K. Stevenson

Director

March 29, 2004

David K. Stevenson

/s/Donald A. Stewart

Director

March 29, 2004

Donald A. Stewart

/s/William W. Stinson

Director

March 29, 2004

William W. Stinson

 Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.