Form 10-Q
period 2004-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2004-05-14
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers:
March 31, 2004	33-1079,33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on May 14, 2004, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	29

Item 2:	Changes in Securities and Use of Proceeds	29

Item 3:	Defaults Upon Senior Securities	29

Item 4:	Submission of Matters to a Vote of Security Holders	29

Item 5:	Other Information	29

Item 6:	Exhibits and Reports on Form 8-K	30

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003
Revenues

Premiums and annuity considerations	$ 8,137	$ 6,424
Net investment income	22,803	20,493
Net realized investment gains	4,058	2,756
Fee and other income	4,225	2,636

Total revenues	39,223	32,309

Benefits and Expenses

Policyowner benefits	7,473	5,660
Interest credited	19,697	20,287
Other operating expenses	5,161	4,511
Amortization of deferred policy acquisition costs	1,499	956

Total benefits and expenses	33,830	31,414

Income before income tax expense	5,393	895

Income tax expense	1,970	312

Income before cumulative effect of accounting changes; net of tax	3,423	583

Cumulative effect of accounting changes; net of tax	(179)	-

Net income	$ 3,244	$ 583

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	Unaudited
	March 31, 2004	December 31, 2003
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,770,706 and $1,747,123 in 2004 and 2003, respectively)	$ 1,840,235	$ 1,796,351
Equity securities	634	-
Mortgage loans	122,886	107,996
Policy loans	263	274

Total investments	1,964,018	1,904,621

Cash and cash equivalents	53,527	60,310
Accrued investment income	22,172	22,520
Deferred policy acquisition costs	49,187	49,496
Goodwill	37,788	37,788
Receivable for investments sold	15,268	33,640
Other assets	15,306	14,196
Separate account assets	598,772	580,203

Total assets	$ 2,756,038	$ 2,702,774

LIABILITIES

Future contract and policy benefits	$ 50,140	$ 48,760
Contractholder deposit funds and other policy liabilities	1,750,885	1,720,732
Deferred federal income taxes	7,556	304
Payable for investments purchased and loaned	36,637	58,682
Other liabilities and accrued expenses	6,543	2,513
Separate account liabilities	598,772	580,203

Total liabilities	$ 2,450,533	$ 2,411,194

Commitments and contingencies - Note 5

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$ 2,100	$ 2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	35,427	24,746
Retained earnings	28,015	24,771
Total stockholder's equity	$ 305,505	$ 291,580

Total liabilities and stockholder's equity	$ 2,756,038	$ 2,702,774

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the three months ended March 31,

	Unaudited
	2004	2003

Net income	$ 3,244	$ 583
Other comprehensive income
Net unrealized holding gains on available-for-sale
securities, net of tax and policyholder amounts	14,408	6,801
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(3,727)	(2,386)
Other comprehensive income	10,681	4,415

Comprehensive income	$ 13,925	$ 4,998

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2004 and 2003

(Unaudited)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2002	$ 2,100	$ 239,963	$ 25,316	$ 24,689	$ 292,068

Net income				583	583
Other comprehensive income			4,415		4,415

Balance at March 31, 2003	$ 2,100	$ 239,963	$ 29,731	$ 25,272	$ 297,066

Balance at December 31, 2003	$ 2,100	$ 239,963	$ 24,746	$ 24,771	$ 291,580

Net income				3,244	3,244
Other comprehensive income			10,681		10,681

Balance at March 31, 2004	$ 2,100	$ 239,963	$ 35,427	$ 28,015	$ 305,505

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,
	Unaudited
	2004	2003

Cash Flows From Operating Activities:
Net income	$ 3,244	$ 583
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	3,043	2,867
Amortization of deferred policy acquisition costs	1,499	956
Net realized (gains) on investments	(4,058)	(2,756)
Interest credited to contractholder deposit funds	19,697	20,287
Deferred federal income taxes	1,658	(300)
Cumulative effect of changes in accounting principle, net of tax	179	-
Changes in assets and liabilities:
Deferred acquisition costs	(4,735)	(8,701)
Accrued investment income	348	(459)
Payable to affiliate	-	(28,400)
Net change in other assets and liabilities	3,368	1,704
Future contract and policy benefits	1,373	2,243

Net cash provided by (used in) operating activities	25,616	(11,976)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	12,268	73,272
Mortgage loans	5,400	657
Purchases of:
Available-for-sale fixed maturities	(34,799)	(155,434)
Mortgage loans	(20,425)	(700)
Net change in payable/receivable of investments purchased and sold	(3,672)	(50,607)
Net change in policy loans	11	28
Net change in short-term investments	-	1,400

Net cash used in investing activities	(41,217)	(131,384)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the three months ended March 31,
	Unaudited
	2004	2003

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$ 46,147	$ 138,363
Withdrawals from contractholder deposit funds	(37,329)	(35,768)

Net cash provided by financing activities	8,818	102,595

Net change in cash and cash equivalents	(6,783)	(40,765)

Cash and cash equivalents, beginning of period	60,310	157,563

Cash and cash equivalents, end of period	$ 53,527	$ 116,798

Supplemental Cash Flow Information
Income taxes (refunded)	$ (401)	$ (1,919)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

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

On December 31, 2003, Keyport was merged into Sun Life U.S. with Sun Life U.S being the surviving company. Consequently, SLNY is now a wholly-owned subsidiary of Sun Life U.S.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in SLNY's Annual Report on Form 10-K for the year ended December 31, 2003.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs ("DAC"), goodwill, other-than-temporary impairments of investment and the liabilities for future contract and policyholder benefits.

Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

On January 1, 2004 the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-01 ("SOP 03-01"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The major provisions of the SOP that affect the Company require:
o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC;

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on deferred policy acquisition costs, upon adoption of SOP 03-01 at January 1, 2004 decreased net income and stockholder's equity by $0.2 million. It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.6 million, pretax, and an increase in DAC of $0.3 million, pretax.

Liabilities for contract guarantees

SLNY offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liabilities for contract guarantees (continued)

The table below represents information regarding SLNY's variable annuity contracts with guarantees at March 31, 2004 (000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$ 822,600	$ 108,100	63.8
Minimum Income	$ -	$ -	-
Minimum Accumulation or Withdrawal	$ 14,700	$ -	58.2

The minimum guaranteed death benefit was $0.6 million at January 1, 2004 and March 31, 2004. SLNY did not have a liability for minimum income benefits or any asset or liability associated the minimum accumulation or withdrawal benefits as of January 1, 2004 and March 31, 2004.

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The benefit ratio may be in excess of 100%. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant's attained age.

The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and are recognized at fair value through earnings.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses was deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-01, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

2. RELATED PARTY TRANSACTIONS

SLNY has agreements with Sun Life U.S. and certain other affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $2.9 million and $2.6 million for the three-month period ended March 31, 2004 and 2003, respectively. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

SLNY paid approximately $79,000 and $19,000 in commission fees to MFS/Sun Life Financial Distributors, Inc. an affiliate, for the three-month period ended March 31, 2004 and 2003, respectively.

During the first quarter of 2004 and 2003, SLNY paid approximately $797,000 and $747,000, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

3. REINSURANCE

The effects of reinsurance for the three months ended March 31, were as follows (in 000's):

	2004	2003

Insurance premiums:
Direct	$ 8,679	$ 7,559
Ceded - Affiliated	-	786
Ceded - Non-affiliated	542	349
Net Premiums	$ 8,137	$ 6,424

Insurance and other individual policy benefits, and claims:
Direct	$ 8,737	$ 6,413
Ceded - Affiliated	995	608
Ceded - Non-affiliated	269	145
Net policy benefits and claims	$ 7,473	$ 5,660

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

4. SEGMENT INFORMATION

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

The Wealth Management Segment markets and administers both individual and group fixed and variable annuity products.

The Group Protection Segment markets and administers group life insurance, stop loss insurance, long-term disability and short-term disability products. These products are sold to companies that provide group benefits for their employees.

The individual insurance products offered by the Individual Protection Segment are primarily conversions from SLNY's group life products. On October 21, 2003, SLNY announced that it received approval to sell Variable Universal Life ("VUL") insurance products to customers in New York State.

The Corporate Segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000's):
	Three Months ended March 31, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals

Total Revenues	$ 30,959	$ 7,951	$ 257	$ 56	$ 39,223
Total Expenditures	25,182	8,456	164	28	33,830
Pretax Income	5,777	(505)	93	28	5,393
Net Income (Loss)	$ 3,493	$ (328)	$ 60	$ 19	$ 3,244

Total Assets	$ 2,635,505	$ 48,519	$ 1,508	$ 70,506	$ 2,756,038

	Three Months ended March 31, 2003

Total Revenues	$ 25,315	$ 6,325	$ 253	$ 416	$ 32,309
Total Expenditures	25,314	6,088	99	(87)	31,414
Pretax Income	1	237	154	503	895
Net Income (Loss)	$ (7)	$ 193	$ 108	$ 289	$ 583

December 31, 2003 Total Assets	$ 2,619,362	$ 46,535	$ 1,460	$ 35,417	$ 2,702,774

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. COMMITMENTS AND CONTINGENT LIABILITIES

Regulation and Regulatory Developments

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts. SLNY responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. SLNY is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Litigation, Income Taxes and Other Matters

SLNY is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of SLNY.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("SLNY") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of SLNY's results of operations that explains material changes in the Statement of Operations between the three-month periods ended March 31, 2004 and March 31, 2003.

Cautionary Statement

This discussion includes forward-looking statements by SLNY under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain SLNY's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

Net income was $3.2 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in income was primarily attributed to the increase in the Wealth Management Segment, as discussed below.

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the three-month period ended March 31, 2004 and 2003, respectively (in 000's):

Wealth Management Segment
	2004	2003
Total Revenues	$ 30,959
$                25,315

Total Expenditures	25,182	25,314
Pretax Income	5,777	1

Net Income (Loss)	$ 3,493	$ (7)

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. It primarily markets to affluent consumers, selling individual and group fixed and variable annuities. Its major product lines are fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected. The Wealth Management Segment had pretax net income of approximately $5.8 million and $1,000 for the three-month period ended March 31, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

The $5.6 million increase in revenues is primarily attributed to increases in investment income, realized gains on the sale of bonds and fee income.

Investment income for the first quarter of 2004 increased by approximately $2.5 million, as compared to the same period in 2003. The increase in investment income was due to an increase in the average bonds and mortgage loan balances. The amortized cost of bonds and mortgage loans were $23.6 million and $14.9 million, respectively, higher at March 31, 2004 as compared to March 31, 2003. Realized gains on the sale of bonds increased by approximately $1.3 million during the three-month period ended March 31, 2004, as compared to the same period in 2003. Fee income for the first quarter of 2004 increased by $1.7 million compared to the same period in 2003. The increase was primarily due to a $1.4 final settlement on the termination of a reinsurance treaty.

In the first quarter of 2003, interest credited was increased by $2.5 million due to a reserve adjustment. Interest credited to policyholders was accurately recorded at the policy level at all times.

Group Protection Segment

(in thousands)
	2004	2003
Total Revenues
$                 7,951

$                   6,325

Total Expenditures	8,456	6,088
Pretax (Loss) Income	(505)	237

Net (Loss) Income	$ (328)	$ 193

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had a pretax (loss) income of approximately ($505,000) and $237,000 for the three months ended March 31, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment (continued)

Total revenues in the first quarter of 2004 increased by approximately $1.6 million in comparison to 2003. The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of approximately $1.4 million and $0.2 million, respectively.

Total expenditures increased by approximately $2.4 million in comparison to 2003. The expense increase is due to increased benefits to policyholders of approximately $1.8 million due primarily to the growing insurance block of business, particularly group life. The expense increase is also attributed to higher operating expenses and commission payments of approximately $0.3 million and $0.1 million, respectively

Individual Protection Segment

(in thousands)
	2004	2003
Total Revenues
$                            257

$                      253

Total Expenditures	164	99
Pretax Income	93	154

Net Income	$ 60	$ 108

The Individual Protection Segment products offered by SLNY are primarily conversions from its group life products. On October 21, 2003, SLNY announced that it was introducing a portfolio of VUL insurance products to customers in New York State. Pretax income was approximately $93,000 and $154,000 for the three months ended March 31, 2004 and 2003, respectively.

Corporate Segment

(in thousands)
	2004	2003
Total Revenues
$                         56

$                    416

Total Expenditures	28	(87)
Pretax (Loss) Income	28	503

Net (Loss) Income	$ 19	$ 289

The Corporate Segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was approximately $28,000 and $503,000 for the three months ended March 31, 2004 and 2003, respectively.

The decrease in net income was mainly due to a decrease in net investment income of approximately $323,000.

Capital

Total stockholders' equity of SLNY at March 31, 2004 and December 31, 2003 was $305.5 million and $291.6 million, respectively. SLNY's management considers its capital resources to be adequate.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT

SLNY's primary investment objective is to maximize after-tax returns on the products issued within acceptable risk parameters. SLNY is exposed to two primary types of investment risk:

o	Interest rate risk, meaning reinvestment risk and market value risk of the fixed income assets supporting interest-sensitive liabilities, if interest rates change over time, and
o	Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

For a more detailed discussion of SLNY's interest rate risk management policies, practices and procedures, see "Interest rate risk management" in the "Quantitative and Qualitative Disclosures about Market Risk" section below (Item 3).

SLNY manages exposure to credit risk through internal analyses of a given investment. SLNY's fixed income credit analysts apply a wide range of qualitative input and quantitative tools in assessing an issuer's credit risk. The credit analysts apply industry and financial knowledge to assess an issuer's ability to succeed within a broader economic framework. SLNY's analysts work with legal staff and portfolio management to assess transaction structure and risks to promote appropriate covenant protection as well as investment diversification and asset allocation. SLNY relies on its credit analysts' ability to analyze a wide range of public and private bond issues and structures and to acquire the investments needed to profitably fund SLNY's liability requirements.

SLNY regularly reviews its bond portfolios relative to any change in specific issuer performance, external and internal ratings, industry conditions, financial ratios and changes in investment value. Such analysis is undertaken to determine that the integrity of SLNY's investments remains sound and to review for other-than-temporary impairments.

Within the pricing of its products, SLNY has included provisions for expected default losses over the long term. This expectation is reassessed on a regular basis to determine the adequacy of the estimate. However, actual losses may prove to be above or below the expected loss rate. The overall economic environment will also impact the market value of the portfolio through both interest rate changes and the response of credit spreads to changes in the business cycle. SLNY's credit function and capital base generally permit it to pursue a buy and hold strategy that balances assets and liabilities with the intent of withstanding near-term swings in the broader economy.

The composition of the investments in SLNY's general account portfolio at March 31, 2004 and December 31, 2003 was as follows (in 000's):
	March 31, 2004		December 31, 2003
	Carrying Value	% of Total	Carrying Value	% of Total
Fixed maturity securities	$ 1,840,235	93.7%	$ 1,796,351	94.3%
Mortgage loans	122,886	6.3%	107,996	5.7%
Policy loans	263	0.0%	274	0.0%
Equity securities	634	0.0%	-	0.0%
	$ 1,964,018	100.0%	$ 1,904,621	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)

The fixed maturity portion of the portfolio consists of publicly traded and privately placed debt securities. SLNY diversifies its fixed maturities by industry sectors, government (domestic and foreign), and mortgage-backed ("MBS") and asset-backed ("ABS") securities. ABS include structured equipment and receivable investments. The composition of SLNY's fixed maturity portfolio by sector and the unrealized gains and losses contained therein as of March 31, 2004 and December 31, 2003 was as follows (in 000's):
March 31, 2004
	Total Fair Value	Net Unrealized Gain (Loss)	Fair Value of Securities with Gross Unrealized Gains	Gross UnrealizedGains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
Corporate Securities:

Basic industry	$ 39,472	$ 2,436	$ 36,488	$ 2,442	$ 2,984	$ (6)
Capital goods	95,490	5,773	88,821	5,818	6,669	(45)
Communications	167,952	6,148	135,607	7,077	32,345	(929)
Consumer cyclical	181,676	8,633	166,527	8,733	15,149	(100)
Consumer non-cyclical	59,694	2,473	55,853	2,530	3,841	(57)
Energy	70,708	4,725	66,883	4,779	3,825	(54)
Finance	396,719	16,627	344,865	17,268	51,854	(641)
Technology	20,952	1,534	20,952	1,534	-	-
Transportation	50,265	454	36,959	1,885	13,306	(1,431)
Utilities	267,736	13,913	247,633	14,124	20,103	(211)
Other	75,218	1,320	59,891	1,713	15,327	(393)
Total corporate	1,425,882	64,036	1,260,479	67,903	165,403	(3,867)
Asset backed and mortgage backed securities	317,928	3,700	272,500	7,674	45,428	(3,974)
Foreign government and agency	3,266	420	3,266	420	-	-
U.S. treasury & agency securities	93,159	1,373	93,159	1,373	-	-
Total fixed maturity securities	$ 1,840,235	$ 69,529	$ 1,629,404	$ 77,370	$ 210,831	$ (7,841)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)

December 31, 2003
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

As of March 31, 2004, the portfolio carried $77.4 million in gross unrealized gains relative to $7.8 million in unrealized losses. The net unrealized gain as of March 31, 2004 of $69.5 million is a $20.3 million improvement over the $49.2 million in net unrealized gains at year end 2003, reflecting improvement in corporate bond spreads, particularly in lower-rated issues and industries. As a percentage of fair value, the largest contributors of unrealized losses were found in the Transportation sector, driven by ongoing restructuring in the airline sub-sector. A brief discussion concerning the sectors of SLNY's corporate bond holdings is as follows:
o

Basic Industry: The Basic Industry sector is composed of the chemicals, metals, paper and forest products industries. Broadly, this sector supplies commodity products for use as an end product or as input for higher value-added goods. Demand typically fluctuates with the strength of the economy. Some sub-sectors, primarily metals and forest products, have seen strength in commodity pricing which coincided with the improving economy. Alternatively, many paper and chemical companies have had limited success in instituting price hikes. A more robust economy is expected to help most sector participants, though spreads for many issues may have already factored in the anticipated economic rebound. SLNY's portfolio is generally comprised of companies with specialty niches or dominant industry positions that may allow them to withstand market weakness and avoid significant market-value deterioration.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Capital Goods: Capital Goods is a large, diverse industrial sector encompassing the aerospace and defense, building material, construction machinery, diversified manufacturing and environmental sub-sectors. Aerospace continues to be negatively affected by the uncertain economic outlook, geopolitical concerns and weak conditions in the airline industry. Defense, on the other hand, is benefiting from the U.S. military buildup and increased budgets for homeland defense. Building materials continue to suffer from reduced commercial construction. Construction machinery and agricultural equipment has seen improvement in demand globally, and this sub-sector has seen improved balance sheets and operational efficiencies as these firms are well positioned for a market recovery. While the Capital Goods sub-sectors have had varying operating performance, SLNY is comfortable with issuer concentration and prospects.

o

Communications: The Communications sector is composed of media-cable, media-non cable, telecom-wireless and telecom-wireline. SLNY's overall strategy has been to overweight companies with stronger and improving balance sheets and higher levels of free cash flow, such as: the regional Bell operating companies and rural local exchange carriers; wireless companies with better competitive positions; diversified telecommunication and media companies; and the more recession-resistant cable sector. Although the telecommunications sub-sector remains subject to negative operating trends resulting from increased competition and technological substitution, SLNY believes that further improvements to credit quality may result from increased free cash flows, further boosted by any improvement in the economy. SLNY presently intends to hold stressed but performing investments in this sector through recovery.

o

Consumer Cyclicals: Consumer Cyclicals is a large and diverse category comprised of automotive, entertainment, gaming, home construction, service and textile sub-sectors. The entertainment and gaming sub-sectors have exhibited improved results in the quarter supported by more positive consumer sentiment and travel spending. The homebuilding industry continues to perform well benefiting from the low interest rate environment. SLNY continues to closely watch sector performance and has positioned its portfolio to focus on industry leaders.

o

Consumer Non-cyclical: The Consumer Noncyclical sector is comprised of consumer products, food and beverage, healthcare, pharmaceutical and supermarket companies. SLNY's primary exposure to this sector is in supermarkets. Supermarket operating performance continues to be impacted from a change in the competitive structure of the industry. Consumers have turned away from traditional grocers and towards non-traditional food retailers such as supercenters and membership clubs. Despite this structural change, free cash flow supports investment quality in the supermarket sub sector. SLNY's analysis suggests that the broad sector will continue to be a good relative performer under most economic scenarios.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Energy: The Energy sector encompasses the oil and gas industries. These industries can be further divided into exploration and production ("E&P"), refining and marketing and oilfield services. SLNY's exposure is concentrated in E&P and large integrated companies which have benefited from a sustained period of high commodity prices resulting from geopolitical uncertainty, disruptions to production and reduced finding efforts. In an effort to reduce the political risk associated with politically unstable regions, the portfolio is concentrated in globally diversified enterprises and large to medium North American players. SLNY is comfortable with the quality and composition of its energy holdings.

o

Finance: The Finance sector encompasses banks, independent and captive finance companies, insurance companies, broker-dealers and real estate investment trusts ("REITs"). With few exceptions, bonds in this broad sector continued to perform well in the first quarter of 2004. Bank earnings were relatively strong, mostly owing to continued strong consumer loan demand and to lower provisioning for credit losses. Credit quality measures - delinquencies, non-performing assets and charge-offs - showed improvement in both commercial and consumer sectors. Finance companies continue to be positively impacted by low interest rates and improved credit quality. Life insurers posted improved earnings as the industry benefited from lower investment losses and improvement in the equity markets, which resulted in increased assets under management and improved variable product sales. Property and Casualty insurers reported strong results from a positive pricing environment in both personal and commercial lines and from low catastrophe experience. REIT debt performance has been strong due to the defensive nature of the underlying assets as well as conservative credit covenants and policies.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)
o

Transportation: The Transportation sector includes airlines, railroads, trucking and shipping companies. Most of these sub-sectors experienced improved operating performance in the quarter due to the improved economic environment. Market sentiment continues to improve in the airline sub-sector with stronger liquidity profiles realized at most of the major airlines. Despite improvement in airline operating performance, the industry remains challenged by low cost carriers, overcapacity and high operating costs (including higher fuel costs). SLNY generally lends to the airline industry on a secured basis. Thus, recovery values are based on the supporting collateral. SLNY continues to work towards recovery of stressed investments in the airline sub-sector and our analysis indicates that current carrying values are adequately supported by recovery prospects.

o

Utilities: The Utilities sector includes regulated electric and gas utilities, regulated interstate pipelines, merchant energy companies and independent power projects and diversified energy holding companies. Following a tumultuous year in 2002, credit conditions have improved as the sector regained liquidity and bond prices rebounded. With few exceptions, regulated utilities have started to pursue a "back to basics" strategy, focusing on improving core utility operations and balance sheet repair. Companies are making an effort to improve reliability and manage regulatory risk, a key determinant of sound financial performance. Weak wholesale energy markets still unfavorably affect the sector. Wholesale energy markets are not expected to recover in the short term due to over-capacity and high natural gas prices. SLNY's portfolio is diversified with holdings in many regulated utilities, interstate pipelines and diversified energy holding companies. In cases where the portfolio's utility holdings have been negatively impacted, ongoing analysis of both firm specific asset values and projected industry economics support SLNY's holdings in the sector. SLNY expects credit quality in the sector to continue to improve in the intermediate term, which supports SLNY's intent to hold its positions until maturity or recovery.

o

ABS & MBS Securities: The ABS and MBS sector is comprised of structured finance securities backed by pools of loans or other obligations. The underlying loans, which may include residential mortgage loans, automobile loans, credit card loans, aircraft leases, and other obligations are generally grouped by loan purpose for securitization. For example, a single ABS could be backed by automobile loans, while another could be backed by credit card loans. Collateralized Debt Obligations ("CDO's") are a separate type of ABS generally backed by pools of investment grade and/or high yield bonds, bank loan or ABS in cash or synthetic form. Due to subordination, overcollateralization, and other credit enhancements, senior ABS tranches usually have an investment-grade rating, and are often rated AAA. However, the level of credit enhancement may deteriorate over time as a result of loan delinquencies and defaults within the structure. The majority of SLNY's write-downs in the sector were due to ABS backed by franchise loans and aircraft leases, where the level of subordination was insufficient to protect against a severe decline in the value of the underlying collateral. Several CDO holdings also contributed to write-downs as defaults on securities backing the CDO's were higher than originally estimated, causing the value of the CDO's to drop. SLNY continues to actively manage these securities. SLNY's analysis indicates that carrying values of stressed ABS and CDO holdings are supported by underlying collateral valuations.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)

As of March 31, 2004, the majority of SLNY's fixed maturity investments were investment grade, with 95.0% of fixed maturity securities classified as Category 1 and 2 by the SVO. Below investment grade bonds were 5.0% of fixed maturity investments and 4.7% of total invested assets as of March 31, 2004. The fair value of investments in SVO categories 3-6 increased by $23.8 million since December 31, 2003 as bond sales, particularly in Category 6, were offset by improvements in fair value of below investment grade holdings. The following table provides the SVO ratings for SLNY's bond portfolio along with an equivalent S&P rating agency designation at March 31, 2004 and December 31, 2003 (in 000's):
SVO Rating	S&P Equivalent Designation	Fair Value of Securities	% of Total	Fair Value of Securities	% of Total
		March 31, 2004		December 31, 2003
1	AAA/AA/A	$ 934,452	50.8%	$ 1,118,297	62.3%
2	BBB	814,102	44.2%	610,192	34.0%
3	BB	76,480	4.2%	51,385	2.7%
4	B	7,258	0.4%	10,063	0.6%
5	CCC and Lower	7,755	0.4%	5,148	0.3%
6	In or near default	188	0.0%	1,266	0.1%
		$ 1,840,235	100.0%	$ 1,796,351	100.0%

The composition by credit quality of the securities with gross unrealized losses in SLNY's fixed maturity securities portfolio was as follows at March 31, 2004 and December 31, 2003 (in 000's):

SVO Rating	S&P Equivalent Designation	Fair Value of Securities with Unrealized Losses	% of Total	Unrealized Losses	% of Total
		March 31, 2004
1	AAA/AA/A	$ 71,421	33.9%	$ (2,293)	29.2%
2	BBB	115,357	54.7%	(2,331)	29.7%
3	BB	17,310	8.2%	(2,331)	29.7%
4	B	1,618	0.8%	(443)	5.7%
5	CCC and Lower	5,125	2.4%	(443)	5.7%
6	In or near default	-	0.0%	-	0.0%
		$ 210,831	100.0%	$ (7,841)	100.0%

		December 31, 2003
1	AAA/AA/A	$ 137,868	46.6%	$ (3,717)	31.9%
2	BBB	135,063	45.7%	(4,456)	38.3%
3	BB	15,795	5.3%	(2,214)	19.0%
4	B	2,112	0.7%	(553)	4.7%
5	CCC and Lower	4,713	1.6%	(349)	3.0%
6	In or near default	150	0.1%	(354)	3.1%
		$ 295,701	100.0%	$ (11,643)	100.0%

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ASSET/LIABILITY RISK MANAGEMENT (continued)

At March 31, 2004, $4.6 million or 58.9%, of the gross unrealized losses were on securities rated investment grade. In general, unrealized losses on investment grade securities reflect changes in interest rates or changes in credit spreads since the securities were acquired and these losses are generally considered to be temporary in nature. SLNY's policy is to subject any security with a gross unrealized loss of greater than 20% to a comprehensive asset review process. Securities at any level of the SVO rating scale would be subject to such review should a drop in market valuation or any other event signal a potential problem.

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

Securities that have been triggered for the impairment review process may either be determined to be impaired or placed on a watchlist for monitoring. Should it be determined that a security is impaired, SLNY may sell the security and realize a loss or hold the security following an appropriate adjustment in carrying value to reflect fair value.

During the first quarter of 2004, SLNY incurred write-downs of fixed maturities totaling $0.2 million for other-than-temporary impairment. However, SLNY did not incur any write-downs of fixed maturities for other-than-temporary impairment during the first quarter of 2003. Gross realized losses on the voluntary disposal of fixed maturity securities totaled $138 thousand and $2.6 million for the three-month period ended March 31, 2004 and for the year ended December 31, 2003, respectively.

The carrying value of fixed maturity securities with unrealized losses by maturity date at March 31, 2004 and December 31, 2003 were as follows (000s):
	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses	Fair Value of Securities with Unrealized Losses	Gross Unrealized Losses
	March 31, 2004		December 31, 2003

Due in one year or less	$ 3,199	$ (7)	$ 1,506	$ (1)
Due after one year through five years	39,103	(544)	111,389	(1,358)
Due after five years through ten years	61,141	(738)	70,281	(2,066)
Due after ten years	61,961	(2,578)	67,964	(3,066)
	165,404	(3,867)	251,140	(6,491)
Asset-backed securities	45,427	(3,974)	44,561	(5,152)
Total	$ 210,831	$ (7,841)	$ 295,701	$ (11,643)

SLNY's mortgage holdings amounted to $122.9 million and $108.0 million at March 31, 2004 and December 31, 2003, respectively, representing 6.3% and 5.7%, respectively, of total invested assets. All of SLNY's mortgage holdings at March 31, 2004 were in good standing.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion covers market risks associated with investment portfolios that support SLNY's general account liabilities. This discussion does not cover market risks associated with investment portfolios that support separate account products. For those products, the policyholder, rather than SLNY, assumes market risk.

General

SLNY has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over its investment activities. In addition, SLNY has specific investment policies that delineate the investment limits and strategies that are appropriate given SLNY's liquidity, surplus, product and regulatory requirements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

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

Fixed interest liabilities held in SLNY's general account at March 31, 2004 had a fair value of $1.7 billion. Fixed income investments supporting those liabilities had a fair value of $1.7 billion at that date. SLNY performed a sensitivity analysis on these interest-sensitive liabilities and assets as of March 31, 2004. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $57.9 million and the corresponding assets would show a net increase of $59.5 million.

By comparison, fixed interest liabilities held in SLNY's general account at December 31, 2003 had a fair value of $1.6 billion. Fixed income investments supporting those liabilities had a fair value of $1.8 billion at that date. SLNY performed a sensitivity analysis on these interest-sensitive liabilities and assets on December 31, 2003. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $56.7 million and the corresponding assets would show a net increase of $60.6 million.

Item 4. CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this report, SLNY's management, including SLNY's principal executive officer and principal financial officer, have concluded that SLNY's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in SLNY's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, SLNY's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H (2) (b) of Form 10-Q.

Item 5. Other Information.

Regulation and Regulatory Developments

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts. SLNY responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. SLNY is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Charter of Sun Life Insurance and Annuity Company of New York, as amended through May 10, 2004

3.2	By-laws of Sun Life Insurance and Annuity Company of New York, as amended April 30, 2004

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 5 to Registration Statement on Form N-4, File No. 033-41629, filed on April 28, 1998)

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Filed as Exhibit 4 to Post-Effective Amendment No. 2 to Registration Statement on Form N-4, File No. 333-05037, filed on April 28, 1998)

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

(b) Reports on Form 8-K:

SLNY did not file any reports on Form 8-K during the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, SLNY has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

May 14, 2004
/s/ Robert C. Salipante
Robert C. Salipante, President

May 14, 2004
/s/Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer