Form 10-Q
period 2004-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2004-08-12
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers:
June 30, 2004	33-1079, 33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of principal executive offices)		(Zip Code)

(212) 922-9242

(Registrant's telephone number, including area code)

NONE

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on August 12, 2004, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS
PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	21

Item 2:	Changes in Securities and Use of Proceeds	21

Item 3:	Defaults Upon Senior Securities	21

Item 4:	Submission of Matters to a Vote of Security Holders	21

Item 5:	Other Information	21

Item 6:	Exhibits and Reports on Form 8-K	22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the six-month periods ended June 30,
	Unaudited
	2004	2003
Revenues

Premiums and annuity considerations	$16,656	$13,795
Net investment income	47,182	42,187
Net realized investment gains	2,978	7,456
Fee and other income	7,311	6,251

Total revenues	74,127	69,689

Benefits and Expenses

Policyowner benefits	13,404	12,449
Interest credited	38,866	40,092
Other operating expenses	10,209	7,857
Amortization of deferred policy acquisition costs	2,063	1,211

Total benefits and expenses	64,542	61,609

Income before income tax expense and cumulative effect of accounting changes	9,585	8,080

Income tax expense	3,437	2,828

Income before cumulative effect of accounting changes, net of tax	6,148	5,252

Cumulative effect of accounting changes, net of tax benefit of $96	(179)	-

Net income	$5,969	$5,252

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the three-month periods ended June 30,
	Unaudited
	2004	2003
Revenues

Premiums and annuity considerations	$8,519	$7,371
Net investment income	24,379	21,694
Net realized investment (losses) gains	(1,080)	4,700
Fee and other income	3,086	3,614

Total revenues	34,904	37,379

Benefits and Expenses

Policyowner benefits	5,931	6,789
Interest credited	19,169	19,805
Other operating expenses	5,048	3,345
Amortization of deferred policy acquisition costs	564	255

Total benefits and expenses	30,712	30,194

Income before income tax expense	4,192	7,185

Income tax expense	1,467	2,516

Net income	$2,725	$4,669

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
	June 30, 2004	December 31, 2003
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,762,608 and $1,747,123 in 2004 and 2003, respectively)	$1,771,665	$1,796,351
Equity securities	709	-
Mortgage loans	126,596	107,996
Policy loans	212	274

Total investments	1,899,182	1,904,621

Cash and cash equivalents	85,912	60,310
Accrued investment income	21,397	22,520
Deferred policy acquisition costs	65,771	49,496
Deferred federal income taxes	7,382	-
Goodwill	37,788	37,788
Receivable for investments sold	13,165	33,640
Other assets	17,211	14,196
Separate account assets	602,462	580,203

Total assets	$2,750,270	$2,702,774

LIABILITIES

Future contract and policy benefits	$50,760	$48,760
Contractholder deposit funds and other policy liabilities	1,771,391	1,720,732
Deferred federal income taxes	-	304
Payable for investments purchased and loaned	41,195	58,682
Other liabilities and accrued expenses	7,153	2,513
Separate account liabilities	602,462	580,203

Total liabilities	$2,472,961	$2,411,194

Commitments and contingencies - Note 5

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$2,100	$2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	4,506	24,746
Retained earnings	30,740	24,771

Total stockholder's equity	$277,309	$291,580

Total liabilities and stockholder's equity	$2,750,270	$2,702,774

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six-month periods ended June 30,
	Unaudited
	2004	2003

Net income	$5,969	$5,252
Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(12,221)	25,650
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(8,019)	(6,551)
Other comprehensive (loss) income	(20,240)	19,099

Comprehensive (loss) income	$(14,271)	$24,351

For the three-month periods ended June 30,
	Unaudited
	2004	2003

Net income	$2,725	$4,669
Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(26,629)	18,849
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(4,292)	(4,165)
Other comprehensive (loss) income	(30,921)	14,684

Comprehensive (loss) income	$(28,196)	$19,353

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the six-month periods ended June 30, 2004 and 2003

(Unaudited)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2002	$2,100	$239,963	$25,316	$24,689	$292,068

Net income				5,252	5,252
Other comprehensive income			19,099		19,099

Balance at June 30, 2003	$2,100	$239,963	$44,415	$29,941	$316,419

Balance at December 31, 2003	$2,100	$239,963	$24,746	$24,771	$291,580

Net income				5,969	5,969
Other comprehensive (loss)			(20,240)		(20,240)

Balance at June 30, 2004	$2,100	$239,963	$4,506	$30,740	$277,309

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the six-month periods ended June 30,
	Unaudited
	2004	2003
Cash Flows From Operating Activities:
Net income	$5,969	$5,252
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	5,724	6,046
Amortization of deferred policy acquisition costs	2,063	1,211
Net realized (gains) on investments	(2,978)	(7,456)
Interest credited to contractholder deposit funds	38,866	40,092
Deferred federal income taxes	3,437	1,581
Cumulative effect of changes in accounting principle, net of tax	179	-
Changes in assets and liabilities:
Deferred acquisition costs	(8,948)	(17,762)
Accrued investment income	1,123	(1,841)
Net change in other assets and liabilities	1,625	(31,301)
Future contract and policy benefits	2,000	3,955

Net cash provided by (used in) operating activities	49,060	(223)

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	777,297	391,767
Mortgage loans	8,014	2,015
Purchases of:
Available-for-sale fixed maturities	(795,392)	(656,882)
Equity securities	(623)	-
Mortgage loans	(26,749)	(9,866)
Net change in payable/receivable of investments purchased and sold	2,988	-
Net change in policy loans	62	28
Net change in short-term investments	-	4,390

Net cash used in investing activities	$(34,403)	$(268,548)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the six-month periods ended June 30,
	Unaudited
	2004	2003

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$98,494	$257,562
Withdrawals from contractholder deposit funds	(87,549)	(67,807)

Net cash provided by financing activities	10,945	189,755

Net change in cash and cash equivalents	25,602	(79,016)

Cash and cash equivalents, beginning of period	60,310	157,563

Cash and cash equivalents, end of period	$85,912	$78,547

Supplemental Cash Flow Information
Income taxes (refunded)	$(401)	$(1,919)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in SLNY's Annual Report on Form 10-K for the year ended December 31, 2003.

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

New Accounting Pronouncements

On January 1, 2004, SLNY adopted American Institute of Certified Public Accountants' Statement of Position 03-01 ("SOP 03-01"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The major provisions of the SOP that affect SLNY require:

  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts.

  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-01 at January 1, 2004, decreased net income and stockholder's equity by $0.2 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.5 million, pretax, and an increase in DAC of $0.3 million, pretax.

Liabilities for contract guarantees

SLNY offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding SLNY's variable annuity contracts with guarantees at June 30, 2004 (in 000's):
Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$776,105	$88,256	64.1
Minimum Income	$-	$-	-
Minimum Accumulation or Withdrawal	$17,090	$-	57.6

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liabilities for contract guarantees (continued)

The reserve for minimum guaranteed death benefit was $0.6 million at January 1, 2004 and $0.5 million at June 30, 2004. SLNY did not have a liability for minimum income benefits or any asset or liability associated with the minimum accumulation or withdrawal benefits as of January 1, 2004 and June 30, 2004.

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest and less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The benefit ratio may be in excess of 100%. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings.

Sales Inducements

SLNY currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses were deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-01, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

Other Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 97-1 to address questions that exist in practice regarding when it is appropriate to recognize an unearned revenue liability under SFAS No. 97. FSP FAS 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. SLNY is currently evaluating the effect of FSP FAS 97-1.

In November 2003, the FASB ratified a consenus on the disclosure provisions of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." SLNY complied with the disclosure provisions of this rule in Note 4 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for the fiscal reporting periods beginning after June 15, 2004.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SLNY is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause SLNY to recognize impairment losses in the Condensed Statements of Income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on equity.

2. RELATED PARTY TRANSACTIONS

SLNY has agreements with Sun Life U.S. and certain other affiliates, under which SLNY receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $3.7 million and $6.5 million for the three and six-month periods ended June 30, 2004, respectively, and $2.9 million and $5.5 million for the three and six-month periods ended June 30, 2003, respectively.

SLNY paid $91,000 and $171,000 for the three and six-month periods ended June 30, 2004, respectively, and $31,000 and $50,000 for the three and six-month periods ended June 30, 2003, respectively, in commission fees to MFS/Sun Life Financial Distributors, Inc., an affiliate.

SLNY paid $0.6 million and $1.4 million for the three and six-month periods ended June 30, 2004, respectively, and $1.2 million and $2.0 million for the three and six-month periods ended June 30, 2003, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

Management believes intercompany expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if SLNY operated on a stand-alone basis.

3. REINSURANCE

The effects of reinsurance for the six-month periods ended June 30 were as follows (in 000's):
	2004	2003

Insurance premiums:
Direct	$17,753	$16,192
Ceded - Affiliated	-	1,707
Ceded - Non-affiliated	1,097	690
Net Premiums	$16,656	$13,795

Insurance and other individual policy benefits, and claims:
Direct	$15,138	$14,446
Ceded - Affiliated	1,181	1,593
Ceded - Non-affiliated	553	404
Net policy benefits and claims	$13,404	$12,449

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

3. REINSURANCE (continued)

The effects of reinsurance for the three-month periods ended June 30 were as follows (in 000's):

	2004	2003

Insurance premiums:
Direct	$9,074	$8,633
Ceded - Affiliated	-	921
Ceded - Non-affiliated	555	341
Net Premiums	$8,519	$7,371

Insurance and other individual policy benefits, and claims:
Direct	$6,401	$8,033
Ceded - Affiliated	186	985
Ceded - Non-affiliated	284	259
Net policy benefits and claims	$5,931	$6,789

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):

Six-month period ended June 30, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$57,501	$16,207	$405	$14	$74,127
Total Expenditures	49,067	15,148	335	(8)	64,542
Pretax Income	8,434	1,059	70	22	9,585
Net Income	$5,221	$688	$46	$14	$5,969

Total Assets	$2,626,248	$52,862	$1,615	$69,545	$2,750,270

Six-month period ended June 30, 2003

Total Revenues	$54,514	$13,587	$381	$1,207	$69,689
Total Expenditures	49,215	12,385	159	(150)	61,609
Pretax Income	5,299	1,202	222	1,357	8,080
Net Income	$3,423	$840	$155	$834	$5,252

December 31, 2003
Total Assets	$2,619,362	$46,535	$1,460	$35,417	$2,702,774

Three-month period ended June 30, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$26,542	$8,256	$148	$(42)	$34,904
Total Expenditures	23,885	6,692	171	(36)	30,712
Pretax Income (Loss)	2,657	1,564	(23)	(6)	4,192
Net Income (Loss)	$1,728	$1,016	$(14)	$(5)	$2,725

Total Assets	$2,626,248	$52,862	$1,615	$69,545	$2,750,270

Three-month period ended June 30, 2003

Total Revenues	$29,199	$7,262	$128	$790	$37,379
Total Expenditures	23,901	6,297	60	(64)	30,194
Pretax Income	5,298	965	68	854	7,185
Net Income	$3,430	$647	$47	$545	$4,669

December 31, 2003
Total Assets	$2,619,362	$46,535	$1,460	$35,417	$2,702,774

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. COMMITMENTS AND CONTINGENT LIABILITIES

Regulation and Regulatory Developments

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts. SLNY responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. SLNY is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("SLNY") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of SLNY's results of operations that explains material changes in the Condensed Statements of Income between the six-month periods ended June 30, 2004 and June 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of SLNY. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. SLNY completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003:

Net income was $6.0 million and $5.3 million for the six-months ended June 30, 2004 and 2003, respectively. The increase in income was primarily attributed to the increase in the Wealth Management Segment, as discussed below.

Net Income From Operations By Segment

SLNY's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the six-month periods ended June 30, 2004 and 2003, respectively (in 000's):

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment
	2004	2003

Total Revenues	$57,501	$54,514
Total Expenditures	49,067	49,215
Pretax Income	8,434	5,299

Net Income	$5,221	$3,423

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

The Wealth Management Segment has been significantly impacted by changes in the financial markets. The pre-tax income was $8.4 million and $5.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in income over the same period in 2003 was primarily due to improvements in net investment income while interest credited to contractholders declined.

REVENUES

Total revenues were $57.5 million and $54.5 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase of $3.0 million was primarily due to an increase in net investment income and fee income partially offset by a decrease in realized gains on sales of investments. The significant changes for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003 were as follows:

Investment income - was $45.9 million and $40.0 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase of $5.9 million during 2004, as compared to 2003, was the result of a higher average investment yield of $1.1 million and an increase in average invested assets of $4.8 million.

Realized investment gains - were $3.0 million and $7.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. SLNY incurred write-downs of fixed maturities for other-than-temporary impairments of $0.2 million and $33,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Fee and other income - were $7.6 million and $6.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. Fee and other income consist primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $4.2 million and $3.5 million for the six-month periods ended June 30, 2004 and 2003, respectively. Variable product fees represented 1.41% and 1.36% of the average variable annuity separate account balances for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $593.8 million and $510.4 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed, equity-indexed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $1.4 million and $1.6 million for the six-month periods ended June 30, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $49.1 million and $49.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The decrease of $0.1 million was primarily due to the following:

Policyholder benefits - were $2.8 million and $3.9 million for the six-month periods ended June 30, 2004 and 2003, respectively. The $1.1 million decrease in 2004 compared to 2003 was primarily due to a decrease in minimum death benefits on variable annuity contracts.

Interest credited - to policyholders was $38.9 million and $40.1 million for the six-month periods ended June 30, 2004 and 2003, respectively. The decrease of $1.2 million during the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003, was the result of a lower average interest credited rate ($2.1 million) and an increase in average policyholder balances ($3.4 million). In addition, interest credited was increased during the first quarter of 2003 by a reserve adjustment of $2.5 million, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times.)

Other Operating Expenses - were $5.4 million and $4.0 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase of $1.4 million occurred primarily within general operating expenses due to higher allocated operating expenses.

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $2.1 million and $1.2 million for the six-month periods ended June 30, 2004 and 2003, respectively. The increase in deferred policy acquisition costs ("DAC") amortization for the six months ended June 30, 2004 was primarily due to higher profits in 2004.

Cumulative effect of accounting changes - on January 1, 2004, SLNY adopted American Institute of Certified Public Accountants' Statement of Position 03-01 ("SOP 03-01"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The major provisions of the SOP that affect SLNY require: (a) establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and, (b) deferral of sales inducements that meet certain criteria and amortization using the same method used for DAC.

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-01 at January 1, 2004, decreased net income and stockholder's equity by $0.2 million. It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.5 million, pretax, and an increase in DAC of $0.3 million, pretax.

Group Protection Segment

	2004	2003

Total Revenues	$16,207	$13,587
Total Expenditures	15,148	12,385
Pretax Income	1,059	1,202

Net Income	$688	$840

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had a pretax income of approximately $1.1 million and $1.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment (continued)

Total revenues in 2004 increased by approximately $2.6 million in comparison to 2003. The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of approximately $2.2 million and $0.3 million, respectively.

Total expenditures in 2004 increased by approximately $2.8 million in comparison to 2003. The expense increase is due to increased benefits to policyholders of approximately $1.9 million due primarily to the growing insurance block of business, particularly group life. As associated with the growth in business, the expense increase is also attributed to higher operating expenses and commission payments of approximately $0.5 million and $0.3 million, respectively.

Individual Protection Segment
	2004	2003

Total Revenues	$405	$381
Total Expenditures	335	159
Pretax Income	70	222

Net Income	$46	$155

The Individual Protection Segment products offered by SLNY are primarily conversions from its group life products. Pretax income was approximately $70,000 and $0.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.

The decrease in income is primarily due to an increase in policyowner death benefits of $0.2 million.

Corporate Segment

	2004	2003

Total Revenues	$14	$1,207
Total Expenditures	(8)	(150)
Pretax Income	22	1,357

Net Income	$14	$834

The Corporate Segment includes the unallocated capital of SLNY and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was approximately $22,000 and $1.4 million for the six-month periods ended June 30, 2004 and 2003, respectively.

The decrease in net income was mainly due to a decrease in net investment income of approximately $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, SLNY's management, including SLNY's principal executive officer and principal financial officer, have concluded that SLNY's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in SLNY's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, SLNY's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

SLNY is engaged in various kinds of routine litigation incidental to the business which, in management's judgment, is not expected to be material to SLNY's business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information

SLNY's variable annuity contracts and variable life insurance policies are subject to various levels of regulation including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, SLNY received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in SLNY's separate accounts. SLNY responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified SLNY that it intended to commence an examination of SLNY and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. SLNY is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of SLNY's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 6. Exhibits and Reports on Form 8-K

(a) The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.
3.1	Charter of Sun Life Insurance and Annuity Company of New York, as amended through May 10, 2004 (Incorporated herein by reference to Registrant's Form 10-Q, File No. 033-01079, filed on May 14, 2004)

3.2	By-laws of Sun Life Insurance and Annuity Company of New York, as amended April 30, 2004 (Incorporated herein by reference to Registrant's Form 10-Q, File No. 033-01079, filed on May 14, 2004)

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated herein by reference to Post-Effective Amendment No. 5 to Registration Statement on Form N-4, File No. 033-41629, filed on April 28, 1998)

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated herein by reference to Post-Effective Amendment No. 2 to Registration Statement on Form N-4, File No. 333-05037, filed on April 28, 1998)

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

(b) Reports on Form 8-K:

SLNY did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SLNY has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

August 12, 2004

/s/ Robert C. Salipante
Robert C. Salipante, President

August 12, 2004

/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer