Form 10-Q
period 2004-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2004-11-12
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers:
September 30, 2004	33-1079, 33-58482 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

122 East 42nd Street, Suite 1900	New York, NY	10017
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on November 12, 2004, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS
PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	22

Item 2:	Changes in Securities and Use of Proceeds	22

Item 3:	Defaults Upon Senior Securities	22

Item 4:	Submission of Matters to a Vote of Security Holders	22

Item 5:	Other Information	23

Item 6:	Exhibits and Reports on Form 8-K	23

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

For the nine-month periods ended September 30,
	Unaudited
	2004	2003
Revenues

Premiums and annuity considerations	$25,361	$21,701
Net investment income	69,858	63,433
Net realized investment gains	6,657	7,667
Fee and other income	10,351	9,916

Total revenues	112,227	102,717

Benefits and Expenses

Policyowner benefits	18,632	20,437
Interest credited	58,603	58,946
Other operating expenses	14,750	12,332
Amortization of deferred policy acquisition costs	3,626	16,906

Total benefits and expenses	95,611	108,621

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	16,616	(5,904)

Income tax expense (benefit)	5,898	(2,067)

Income (loss) before cumulative effect of change in accounting principle, net of tax	10,718	(3,837)

Cumulative effect of change in accounting principle, net of tax benefit of $96	(179)	-

Net income (loss)	$10,539	$(3,837)

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

For the three-month periods ended September 30,
	Unaudited
	2004	2003
Revenues

Premiums and annuity considerations	$8,705	$7,906
Net investment income	22,676	21,246
Net realized investment gains	3,679	211
Fee and other income	3,040	3,665

Total revenues	38,100	33,028

Benefits and Expenses

Policyowner benefits	5,228	7,988
Interest credited	19,737	18,854
Other operating expenses	4,541	4,475
Amortization of deferred policy acquisition costs	1,563	15,695

Total benefits and expenses	31,069	47,012

Income (loss) before income tax expense (benefit)	7,031	(13,984)

Income tax expense (benefit)	2,461	(4,895)

Net income (loss)	$4,570	$(9,089)

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
	September 30, 2004	December 31, 2003
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,800,587 and $1,747,123 in 2004 and 2003, respectively)	$1,837,300	$1,796,351
Equity securities (amortized cost of $623 in 2004)	770	-
Mortgage loans	135,594	107,996
Policy loans	208	274
Cash and cash equivalents	59,132	60,310

Total investments	2,033,004	1,964,931

Accrued investment income	21,413	22,520
Deferred policy acquisition costs	59,270	49,496
Goodwill	37,788	37,788
Receivable for investments sold	3,080	33,640
Other assets	17,464	14,196
Separate account assets	603,165	580,203

Total assets	$2,775,184	$2,702,774

LIABILITIES

Future contract and policy benefits	$49,964	$48,760
Contractholder deposit funds and other policy liabilities	1,774,462	1,720,732
Deferred federal income taxes	1,946	304
Payable for investments purchased and loaned	42,967	58,682
Other liabilities and accrued expenses	7,986	2,513
Separate account liabilities	603,165	580,203

Total liabilities	2,480,490	2,411,194

Commitments and contingencies - Note 5

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	17,321	24,746
Retained earnings	35,310	24,771

Total stockholder's equity	294,694	291,580

Total liabilities and stockholder's equity	$2,775,184	$2,702,774

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine-month periods ended September 30,
	Unaudited
	2004	2003

Net income (loss)	$10,539	$(3,837)
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities,
net of tax and policyholder amounts	528	13,615
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(7,953)	(8,313)
Other comprehensive (loss) income	(7,425)	5,302

Comprehensive income	$3,114	$1,465

For the three-month periods ended September 30,
	Unaudited
	2004	2003

Net income (loss)	$4,570	$(9,089)
Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax and policyholder amounts	12,749	(12,035)
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax	66	(1,762)
Other comprehensive income (loss)	12,815	(13,797)

Comprehensive income (loss)	$17,385	$(22,886)

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the nine-month periods ended September 30, 2004 and 2003

(Unaudited)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2002	$2,100	$239,963	$25,316	$24,689	$292,068

Net loss				(3,837)	(3,837)
Other comprehensive income			5,302		5,302

Balance at September 30, 2003	$2,100	$239,963	$30,618	$20,852	$293,533

Balance at December 31, 2003	$2,100	$239,963	$24,746	$24,771	$291,580

Net income				10,539	10,539
Other comprehensive loss			(7,425)		(7,425)

Balance at September 30, 2004	$2,100	$239,963	$17,321	$35,310	$294,694

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the nine-month periods ended September 30,
	Unaudited
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$10,539	$(3,837)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of discount and premiums	8,744	9,795
Amortization of deferred policy acquisition costs	3,626	16,906
Net realized (gains) on investments	(6,657)	(7,667)
Interest credited to contractholder deposit funds	58,603	58,946
Deferred federal income taxes	5,898	(4,181)
Cumulative effect of changes in accounting principle, net of tax	179	-
Changes in assets and liabilities:
Deferred acquisition costs	(13,219)	(25,131)
Accrued investment income	1,107	(2,028)
Net change in other assets and liabilities	2,810	(32,713)
Future contract and policy benefits	1,204	7,346

Net cash provided by operating activities	72,834	17,436

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	1,129,875	569,473
Mortgage loans	18,302	3,382
Purchases of:
Available-for-sale fixed maturities	(1,185,272)	(810,394)
Equity securities	(623)	-
Mortgage loans	(45,999)	(28,360)
Net change in payable/receivable of investments purchased and sold	14,845	(47,368)
Net change in policy loans	66	13
Net change in short-term investments	-	6,390

Net cash used in investing activities	$(68,806)	$(306,864)

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the nine-month periods ended September 30,
	Unaudited
	2004	2003

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$126,725	$328,392
Withdrawals from contractholder deposit funds	(131,931)	(112,290)

Net cash (used in) provided by financing activities	(5,206)	216,102

Net change in cash and cash equivalents	(1,178)	(73,326)

Cash and cash equivalents, beginning of period	60,310	157,563

Cash and cash equivalents, end of period	$59,132	$84,237

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On October 9, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, filed an Agreement and Plan of Merger ("Merger Agreement") with the New York State Insurance Department. On December 31, 2002 at 5:00 p.m., Sun NY Predecessor and KBL completed the merger. Pursuant to the Merger Agreement, KBL merged with and into Sun NY Predecessor, with Sun NY Predecessor as the surviving company ("the Company"), and the Company issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL. As a result of the additional common stock issuance, the Company became a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of the Company.

On December 31, 2003, Keyport was merged into Sun Life U.S. with Sun Life U.S being the surviving company. Consequently, the Company is now a wholly-owned subsidiary of Sun Life U.S.

The Company is licensed and authorized to write all the business that was previously being written by KBL and Sun NY Predecessor. The merger had no effect on the existing rights and benefits of policyholders or contract holders of either company. Keyport, KBL, Sun Life U.S., Sun NY Predecessor, and the Company were at all times relevant to the merger indirect wholly-owned subsidiaries of Sun Life Assurance Company of Canada ("SLOC"). SLOC is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

The Company is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, stop loss and group disability insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms and brokers.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining the fair value of financial instruments, deferred policy acquisition costs ("DAC"), goodwill, other-than-temporary impairments of investments and the liabilities for future contract and policyholder benefits.

Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

On January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Major provisions of SOP 03-1 that affect the Company require:
o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and

o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.2 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.5 million, pretax, and an increase in DAC of $0.3 million, pretax.

Liabilities for contract guarantees

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company's variable annuity contracts with guarantees at September 30, 2004 (in 000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$770,900	$90,016	64.0
Minimum Income	$-	$-	-
Minimum Accumulation or Withdrawal	$31,895	$-	59.8

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liabilities for contract guarantees (continued)

The following summarizes the reserve for the minimum guaranteed death benefit at September 30, 2004 (in 000's):

Minimum Guaranteed Death Benefit

Balance at January 1, 2004	$610
Incurred guaranteed benefits	320
Paid guaranteed benefits	(385)
Interest	30

Balance at September 30, 2004	$575

The Company did not have a liability for guaranteed minimum income benefits as of January 1, 2004 and September 30, 2004.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings. The Company did not have any assets or liabilities associated with the minimum accumulation or withdrawal benefits as of January 1, 2004 and had a liability of $0.4 million at September 30, 2004.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Through December 31, 2003, the expenses associated with certain of these bonuses were deferred and amortized. Others were expensed as incurred. Effective January 1, 2004, upon adoption of SOP 03-1, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Accounting Pronouncements

In June 2004, the FASB issued FASB Staff Position ("FSP") FAS 97-1 to address questions that exist in practice regarding when it is appropriate to recognize an unearned revenue liability under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long Duration Contracts and for Realized Gains and Losses from the Sale of Investments." FSP FAS 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The Company's adoption of FSP FAS 97-1 had no material impact.

In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 4 to the Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for the fiscal reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB voted unanimously to defer the effective date of paragraphs 10 through 20, effectively deferring application of EITF Issue No. 03-1 guidance on how to evaluate and recognize an impairment loss that is other than temporary.

The Company is currently evaluating the impact of this new accounting standard on its process for determining other-than-temporary impairment of equity and fixed maturity securities. Adoption of this standard may cause the Company to recognize impairment losses in the Condensed Statements of Operations which would not have been recognized under current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates, and will likely also impact the recognition of investment income on impaired securities. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, the Company's adoption of this standard is not expected to have a significant impact on equity.

2. RELATED PARTY TRANSACTIONS

The Company has agreements with Sun Life U.S. and certain other affiliates, under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $2.3 million and $8.8 million for the three and nine-month periods ended September 30, 2004, respectively, and $3.3 million and $8.8 million for the three and nine-month periods ended September 30, 2003, respectively.

The Company paid $0.3 million and $0.5 million for the three and nine-month periods ended September 30, 2004, respectively, and $27,000 and $77,000 for the three and nine-month periods ended September 30, 2003, respectively, in commission fees to MFS/Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.5 million and $1.9 million for the three and nine-month periods ended September 30, 2004, respectively, and $0.6 million and $2.6 million for the three and nine-month periods ended September 30, 2003, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

Management believes intercompany expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

3. REINSURANCE

The effects of reinsurance for the nine-month periods ended September 30 were as follows (in 000's):

	2004	2003

Insurance premiums:
Direct	$27,040	$25,359
Ceded - Affiliated	-	2,594
Ceded - Non-affiliated	1,679	1,064
Net Premiums	$25,361	$21,701

Insurance and other individual policy benefits, and claims:
Direct	$21,052	$23,551
Ceded - Affiliated	1,491	2,488
Ceded - Non-affiliated	929	626
Net policy benefits and claims	$18,632	$20,437

The effects of reinsurance for the three-month periods ended September 30 were as follows (in 000's):

	2004	2003

Insurance premiums:
Direct	$9,287	$9,167
Ceded - Affiliated	-	887
Ceded - Non-affiliated	582	374
Net Premiums	$8,705	$7,906

Insurance and other individual policy benefits, and claims:
Direct	$5,914	$9,105
Ceded - Affiliated	310	895
Ceded - Non-affiliated	376	222
Net policy benefits and claims	$5,228	$7,988

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company periodically evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

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

The individual insurance products offered by the Individual Protection Segment are primarily conversions from the Company's group life products.

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000's):
Nine-month period ended September 30, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$86,430	$25,108	$609	$80	$112,227
Total Expenditures	72,957	22,077	576	1	95,611
Pretax Income	13,473	3,031	33	79	16,616
Net Income	$8,497	$1,970	$21	$51	$10,539

Total Assets	$2,652,406	$57,168	$1,553	$64,057	$2,775,184

Nine-month period ended September 30, 2003

Total Revenues	$80,190	$20,113	$568	$1,846	$102,717
Total Expenditures	88,819	19,447	541	(186)	108,621
Pretax (Loss) Income	(8,629)	666	27	2,032	(5,904)
Net (Loss) Income	$(5,445)	$479	$19	$1,110	$(3,837)

December 31, 2003
Total Assets	$2,619,362	$46,535	$1,460	$35,417	$2,702,774

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)
Three-month period ended September 30, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$28,929	$8,901	$204	$66	$38,100
Total Expenditures	23,890	6,929	241	9	31,069
Pretax Income (Loss)	5,039	1,972	(37)	57	7,031
Net Income (Loss)	$3,276	$1,282	$(25)	$37	$4,570

Total Assets	$2,652,406	$57,168	$1,553	$64,057	$2,775,184

Three-month period ended September 30, 2003

Total Revenues	$25,676	$6,526	$187	$639	$33,028
Total Expenditures	39,604	7,062	382	(36)	47,012
Pretax (Loss) Income	(13,928)	(536)	(195)	675	(13,984)
Net (Loss) Income	$(8,868)	$(361)	$(136)	$276	$(9,089)

December 31, 2003
Total Assets	$2,619,362	$46,535	$1,460	$35,417	$2,702,774

5. COMMITMENTS AND CONTINGENT LIABILITIES

Regulation and Regulatory Developments

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation, including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Litigation, Income Taxes and Other Matters

The Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability; thus, no liability has been recorded for these agreements in the accompanying financial statements.

6. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of KBL. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

7. SUBSEQUENT EVENT

On October 28, 2004, the Board of Directors of SLF and SLOC approved, subject to regulatory approvals, a reorganization plan under which most of SLOC's asset management businesses in Canada and the United States, including the United States annuities businesses will be transferred, effective January 4, 2005, to a newly incorporated holding company that will be a wholly-owned subsidiary of SLF. SLOC is a wholly owned subsidiary of SLF.

Through a series of transactions that will occur on January 4, 2005, SLOC will transfer its shares of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLOC U.S. Holdings") to a newly incorporated holding company that will be a wholly-owned subsidiary of SLF. SLOC U.S. Holdings directly or indirectly holds all of SLOC's U.S. subsidiaries, including the Company.

The reorganization is not expected to have any impact on the financial strength ratings of the Company and it will have no impact on policyholders benefits and the quality of policyholder services will not be diminished. The reorganization is subject to final regulatory approval from certain regulators, which is expected to be received by January 4, 2005.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) to Form 10-Q, the registrant ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Statements of Income between the nine-month periods ended September 30, 2004 and September 30, 2003.

Cautionary Statement

This discussion includes forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with acquisition of Keyport Benefit Life Insurance Company. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2004 and concluded that these assets are not impaired.

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to total estimated gross profits. Estimated gross profits are reviewed quarterly and adjusted retrospectively when the Company revises its estimates. Estimated gross profits include assumptions related to investment yields and interest rates, mortality, lapse, expense, and asset growth rates. Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(1.7) million and $15.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. DAC decreased by $(9.9) million and $(10.7) million for the unrealized gains at September 30, 2004 and December 31, 2003, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003:

The Company's net income (loss) was $10.5 million and $(3.8) million for the nine-months ended September 30, 2004 and 2003, respectively. The increase in income was primarily attributed to the increase in the Wealth Management Segment, as discussed below.

Net Income From Operations By Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the nine-month periods ended September 30, 2004 and 2003, respectively (in 000's):

Wealth Management Segment

	2004	2003

Total Revenues	$86,430	$80,190
Total Expenditures	72,957	88,819
Pretax Income (Loss)	13,473	(8,629)

Net Income (Loss)	$8,497	$(5,445)

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

REVENUES

Total revenues were $86.4 million and $80.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase of $6.2 million was primarily due to the following:

Investment income - was $68.0 million and $60.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase of $8.0 million during 2004, as compared to 2003, was the result of a higher average investment yield ($2.0 million) and an increase in average invested assets ($6.0 million).

Realized investment gains - were $6.5 million and $7.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.2 million and $0.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Fee and other income - was $10.8 million and $10.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Fee and other income consist primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $6.3 million and $5.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Variable product fees represented 1.42% and 1.37% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $596.2 million and $516.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Fee and other income (continued)

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $2.1 million and $2.4 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

BENEFITS AND EXPENSES

Total benefits and expenditures were $73.0 million and $88.8 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  The decrease of $15.8 million was primarily due to the following:

Policyholder benefits - were $3.6 million and $6.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The $2.9 million decrease in 2004 compared to 2003 was primarily due to a decrease in minimum death benefits on variable annuity contracts.

Interest credited - to policyholders was $58.6 million and $58.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease of $0.3 million during the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003, was the result of a lower average interest credited rate ($0.7 million) and an increase in average policyholder balances ($2.9 million). In addition, interest credited was increased during the first quarter of 2003 by a reserve adjustment of $2.5 million, which was recorded as a component of interest credited to policyholders. (Interest credited to policyholders was accurately recorded at the policy level at all times.)

Other operating expenses - were $7.2 million and $6.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The increase of $0.7 million occurred primarily within general operating expenses due to higher allocated operating expenses.

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $3.6 million and $16.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease in DAC amortization for the nine months ended September 30, 2004 was primarily due to changes in the estimated future gross profit assumptions used to calculate DAC amortization.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(1.7) million and $15.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. DAC decreased by $(9.9) million and $(10.7) million for the unrealized gains at September 30, 2004 and December 31, 2003, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Cumulative effect of change in accounting principle - on January 1, 2004, the Company adopted American Institute of Certified Public Accountants' Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The major provisions of the SOP that affect the Company require: (a) establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and (b) deferral of sales inducements that meet certain criteria and amortization using the same method used for DAC.

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.2 million. It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.5 million, pretax, and an increase in DAC of $0.3 million, pretax.

Group Protection Segment

	2004	2003

Total Revenues	$25,108	$20,113
Total Expenditures	22,077	19,447
Pretax Income	3,031	666

Net Income	$1,970	$479

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax income of $3.0 million and $0.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Total revenues in 2004 increased by $5.0 million in comparison to 2003. The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of $3.1 million and $1.1 million, respectively.

Total expenditures in 2004 increased by $2.6 million in comparison to 2003. The expense increase is due to increased benefits to policyholders of $1.3 million due primarily to the growing insurance block of business, particularly group life. Associated with the growth in business, the increase in expenditures is also attributed to higher operating expenses and commission payments of $0.7 million and $0.7 million, respectively.

Individual Protection Segment

	2004	2003

Total Revenues	$609	$568
Total Expenditures	576	541
Pretax Income	33	27

Net Income	$21	$19

The Individual Protection Segment products offered by the Company are primarily conversions from its group life products. Pretax income was $33,000 and $27,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2004	2003

Total Revenues	$80	$1,846
Total Expenditures	1	(186)
Pretax Income	79	2,032

Net Income	$51	$1,110

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $79,000 and $2.0 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

The decrease in net income was mainly due to a decrease in net investment income of approximately $1.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, has concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is engaged in various kinds of routine litigation incidental to the business which, in management's judgment, is not expected to be material to the Company's business or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 5. Other Information

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation including certain federal securities laws administered by the Securities and Exchange Commission (the "SEC") and certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters. In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements.

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

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York

November 12, 2004
/s/ Robert C. Salipante
Robert C. Salipante, President

November 12, 2004
/s/ Gary Corsi
Gary Corsi, Vice President and Chief Financial Officer