Form 10-K
period 2004-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2005-03-21
CIK 779955

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2004	33-1079, 33-58482 and 333-09141

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 1900
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ]  No [x]

Registrant has no voting stock outstanding held by non-affiliates.

Registrant has 6,001 shares of common stock outstanding on March 18, 2005, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I

Item 1. BUSINESS.

On December 31, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, merged, with Sun NY Predecessor as the surviving company ("the Company"), and the Company issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL.  As a result of the additional common stock issuance, the Company became a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of the Company.  The merger had no effect on the existing rights and benefits of policyholders or contract holders of either company.

On December 31, 2003, Keyport was merged with and into Sun Life U.S. with Sun Life U.S as the surviving company.  Consequently, the Company is now a wholly-owned subsidiary of Sun Life U.S.

The Company is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, group stop-loss and group disability insurance contracts.  These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.  The Company is licensed and authorized to write all the business that was previously written by KBL and Sun NY Predecessor.

The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada.  SLOC is a life insurance company incorporated in 1865.  As of December 31, 2004, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India.  SLOC is a direct wholly-owned subsidiary of SLF.

On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. After this reorganization, the operations remaining in SLOC consist primarily of Sun Life Financial's life, health and annuities businesses in Canada, most of its life and health businesses in the United States, and all of its operations in the United Kingdom and Asia.  SLOC continues to be a direct wholly-owned subsidiary of SLF.  The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

Regulation and Regulatory Developments

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

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

PART I  (continued)

Regulation and Regulatory Developments (continued)

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements.

Item 2. PROPERTIES.

The Company does not own any properties.  The Company leases office space for its sales personnel located in New York City.  The lease is scheduled to terminate in 2010.

Item 3. LEGAL PROCEEDINGS.

The Company is engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on its financial condition, results of operations or cash flow.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is a wholly-owned subsidiary of Sun Life U.S. and as such there is no market for its common stock.  The Company did not pay any cash dividends to Sun Life U.S. during 2004 and 2003.

Item 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I(2)(a) to Form 10-K.  Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management's Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the results of operations explaining material changes in the Statements of Operations between the years ended December 31, 2004 and December 31, 2003.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements.  This discussion may include forward-looking statements by the Company.  These statements may relate to such topics as volume growth, market share, and financial goals.  It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate.  These risks and uncertainties may concern, among other things:

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

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

Deferred Acquisition Costs

Acquisition costs related to the issuance of fixed and variable annuities and life insurance products are deferred and amortized, generally in proportion to total estimated gross profits.  Estimated gross profits are reviewed periodically and adjusted retrospectively when the Company revises its estimates.  Estimated gross profits include assumptions related to investment yields and interest rates, mortality, lapse, expense, and asset growth rates.  Although realization of deferred policy acquisition costs ("DAC") is not assured, the Company believes that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced if the estimates of gross profits or total revenues discussed above are reduced.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period.  These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(2.2) million and $14.8 million for the years ended December 31, 2004 and 2003, respectively.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses.  This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income.  DAC was decreased by $12.5 million and $10.7 million at December 31, 2004 and 2003, respectively, relating to this adjustment.

Fair Value of Financial Instruments

In the normal course of business, the Company enters into transactions involving various types of financial instruments.  These instruments involve credit risk and may also be subject to risk of loss due to interest rate fluctuation.  The Company monitors each financial instrument individually and, when appropriate, obtains collateral or other security to minimize losses.

The Company values its publicly traded fixed maturities using market prices or dealer quotes.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics.  The fair values of mortgages are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Fixed maturities are classified as available-for-sale.  The changes in fair value of available-for-sale securities are recorded in other comprehensive income.

The Company's ability to liquidate positions in privately placed fixed securities and mortgages will be impacted to a significant degree by the lack of an actively traded market.  Although the Company believes its estimates reasonably reflect the fair value of those instruments, its key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with individual life insurance, group life and disability insurance products and stop-loss are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business.  The Company periodically reviews its policies for loss recognition based upon management's best estimates.  From time to time the Company may recognize a loss on certain lines of business.

Other than Temporary Impairments

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligation of the security.  Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.

During 2004 and 2003, the Company recorded realized losses of $0.7 million and $1.1 million, respectively, for other-than-temporary impairments.  During 2004 and 2003, $0.1 million and $0.3 million, respectively, of the prior years' losses were recovered through disposition and are included in realized gains.  The Company has discontinued the accrual of income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $38,000 and $198,000 for the years ended December 31, 2004 and 2003, respectively.

RESULTS OF OPERATIONS (2004 as Compared to 2003)

NET INCOME

The Company's net income was $14.5 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively. Income (loss) before income taxes and cumulative effect of change in accounting principle was $22.4 million and $(0.3) million for the years ended December 31, 2004 and 2003, respectively.  This $22.7 million increase was primarily due to improvements in the Wealth Management Segment (increase of $23.9 million) and Group Protection Segment (increase of $2.4 million).  Income tax expense (benefit) was $7.5 million and $(0.4) million for the years ended December 31, 2004 and 2003, respectively.  The results of operations by segment are discussed more fully below.

Net Income from Operations by Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the years ended December 31, 2004 and 2003 (in 000's):

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment

2004

2003

Total Revenues

$

116,274

$

108,427

Total Expenditures

96,434

112,438

Pretax Income (Loss)

19,840

(4,011)

Net Income (Loss)

$

12,608

$

(2,484)

Total Assets

$

2,727,032

$

2,622,446

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

REVENUES

Total revenues were $116.3 million and $108.4 million for the years ended December 31, 2004 and 2003, respectively.  The increase of $7.9 million was primarily due to the following:

Premiums - were $1.3 million and $2.7 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $1.4 million during 2004, as compared to 2003, was the result of lower annuitizations.

Investment income - was $91.8 million and $80.7 million for the years ended December 31, 2004 and 2003, respectively.  The increase of $11.1 million during 2004, as compared to 2003, was the result of a higher average investment yield ($4.0 million) and an increase in average invested assets ($7.1 million).

Realized investment gains - were $9.1 million and $10.4 million for the years ended December 31, 2004 and 2003, respectively.  Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions.  The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.7 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively.

Fee and other income - was $14.1 million and $14.6 million for the years ended December 31, 2004 and 2003, respectively.  Fee and other income consist primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances.  M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $8.6 million and $7.3 million for the years ended December 31, 2004 and 2003, respectively.  Variable product fees represented 1.42% and 1.37% of the average variable annuity separate account balances for the years ended December 31, 2004 and 2003, respectively.  The increase in separate account income was due to an increase in average separate account assets.  Average separate account assets were $606.4 million and $529.6 million for the years ended December 31, 2004 and 2003, respectively.

Surrender charges are also included in fee and other income.  Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances.  Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $2.7 million and $3.2 million for the years ended December 31, 2004 and 2003, respectively.

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").  The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.4 million.  The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pretax, and an increase in DAC of $0.3 million, pretax.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principle in the accompanying financial statements from the amount previously reported in earlier quarters ($0.2 million).  The previously reported 2004 quarterly financial information has also been restated in Item 8 of this Form 10-K to reflect the implementation of the technical bulletin provisions.

BENEFITS AND EXPENSES

Total benefits and expenditures were $96.4 million and $112.4 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $16.0 million was primarily due to the following:

Policyholder benefits - were $4.2 million and $8.1 million for the years ended December 31, 2004 and 2003, respectively.  The $3.9 million decrease in 2004 compared to 2003 was primarily due to a decrease in minimum death benefits on variable annuity contracts.

Interest credited - to policyholders was $78.2 million and $78.4 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $0.2 million in 2004 as compared to 2003 was the result of a lower average interest credited rate ($3.7 million) and an increase in average policyholder balances ($6.0 million).  In addition, interest credited was increased during the first quarter of 2003 by a reserve adjustment of $2.5 million, which was recorded as a component of interest credited to policyholders.  (Interest credited to policyholders was accurately recorded at the policy level at all times.)

Other operating expenses - were $8.5 million and $8.0 million for the years ended December 31, 2004 and 2003, respectively.  The increase of $0.5 million in general operating expenses was primarily due to increased business in-force.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business.  Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.  Amortization expense was $5.2 million and $17.5 million for the years ended December 31, 2004 and 2003, respectively.  The decrease in DAC amortization for year ended December 31, 2004 was primarily due to changes in the estimated future gross profit assumptions used to calculate DAC amortization.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period.  These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(2.2) million and $14.8 million for the years ended December 31, 2004 and 2003, respectively.

Group Protection Segment

2004

2003

Total Revenues

$

34,908

$

26,609

Total Expenditures

31,605

25,712

Pretax Income

3,303

897

Net Income

$

2,147

$

608

Total Assets

$

53,131

$

46,535

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment (continued)

The Group Protection Segment markets and administers group life insurance, stop-loss insurance and long-term and short-term disability products.  These products are sold to companies that provide group benefits for their employees.  The Group Protection Segment had pretax income of $3.3 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Total revenues in 2004 increased by $8.3 million in comparison to 2003.  The increase in revenue was primarily attributed to higher premiums in the group life insurance and long-term disability lines of business of $6.0 million and $1.4 million, respectively.

Total expenditures in 2004 increased by $5.9 million in comparison to 2003.  The expense increase was due to increased benefits to policyholders of $4.2 million due primarily to the growing insurance block of business, particularly group life.  Associated with the growth in business, the increase in expenditures was also attributed to higher operating expenses and commission payments of $0.9 million and $0.8 million, respectively.

Individual Protection Segment

2004

2003

Total Revenues

$

836

$

873

Total Expenditures

1,386

713

Pretax (Loss) Income

(550)

160

Net (Loss) Income

$

(357)

$

113

Total Assets

$

2,043

$

1,460

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from group life products.  Pretax (loss) income was approximately $(550,000) and $160,000 for the years ended December 31, 2004 and 2003, respectively.

The decrease in pretax income during the year ended December 31, 2004 primarily related to an increase in operating expenses, attributed to the commencement of sales and administration of the Company's universal and variable universal life products.

Corporate Segment

2004

2003

Total Revenues

$

(279)

$

2,485

Total Expenditures

(54)

(161)

Pretax (Loss) Income

(225)

2,646

Net Income

$

88

$

1,845

Total Assets

$

21,283

$

35,417

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.  Pretax (loss) income within the Corporate Segment was $(0.2) million and $2.6 million for the years ended December 31, 2004 and 2003, respectively.

The $2.8 million decrease in pretax income was mainly due to a decrease in net investment income of $2.6 million.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This discussion covers market risks associated with investment portfolios that support the Company's general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risk.

General

The Company has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over its investment activities.  In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company's liquidity, surplus, product and regulatory requirements.

The Company's management believes that stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk.  The management of interest rate risk exposure is discussed below.

Interest rate risk

A well-diversified portfolio of fixed interest investments primarily supports the Company's fixed interest rate liabilities.  They are also supported by small amounts of floating rate notes.  These interest-bearing investments include both publicly issued and privately placed bonds.  Public bonds can include Treasury bonds, corporate bonds and money market instruments.  The Company's fixed income portfolios also hold securitized assets, including mortgage backed and asset backed securities.  These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines.  The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments, such as interest-only, principal-only, inverse floater or residual tranches.

Changes in the level of domestic interest rates affect the market value of fixed interest assets and liabilities. The Company manages risks from wide fluctuations in interest rates using analytical and modeling software acquired from outside vendors. Important assumptions include the timing of cash flows on mortgage-related assets and liabilities subject to policyholder surrenders.

Significant features of the Company's models include:

o

an economic or market value basis for both assets and liabilities;

o

an option pricing methodology;

o

the use of effective duration and convexity to measure interest rate sensitivity; and,

o

the use of key rate durations to estimate interest rate exposure at different parts of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest rate risk management (continued)

The Company's Interest Rate Risk Committee meets monthly.  After reviewing duration analyses, market conditions and forecasts, the committee develops specific asset management strategies.  These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and assets.  The Company manages these mismatches to a narrow tolerance range.

Fixed interest liabilities held in the Company's general account at December 31, 2004 had a fair value of $1.7 billion.  Fixed income investments supporting those liabilities had a fair value of $1.8 billion at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2004.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $57.5 million and the corresponding assets would show a net increase of $53.2 million.

By comparison, fixed interest liabilities held in the Company's general account at December 31, 2003 had a fair value of $1.6 billion.  Fixed income investments supporting those liabilities had a fair value of $1.8 billion at that date.  The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2003.  The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $56.7 million and the corresponding assets would show a net increase of $60.6 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models' estimates of duration and market values may not reflect what actually would occur.  The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF OPERATIONS

(in thousands)

For the years ended December 31

2004

2003

2002

Revenues

 Premiums and annuity considerations

$

35,006

$

28,457

$

20,285

 Net investment income

93,870

85,302

74,847

 Net realized investment gains (losses)

9,301

10,647

(7,265)

 Fee and other income

13,562

13,988

11,686

Total revenues

151,739

138,394

99,553

Benefits and Expenses

 Policyowner benefits

26,622

26,651

16,428

 Interest credited

78,220

78,432

62,830

 Other operating expenses

19,305

16,118

16,979

 Amortization of deferred policy acquisition costs

5,224

17,501

8,157

Total benefits and expenses

129,371

138,702

104,394

 Income (loss) before income tax expense (benefit) and cumulative ffect of change in accounting principle

22,368

(308)

(4,841)

Income tax expense (benefit)

Federal

7,418

(390)

(1,710)

State

82

-

-

Income tax expense (benefit)

7,500

(390)

(1,710)

 Income (loss) before cumulative effect of change in accounting principle, net of tax

14,868

82

(3,131)

 Cumulative effect of change in accounting principle, net of tax benefit of $205

(382)

-

-

Net income (loss)

$

14,486

$

82

$

(3,131)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands, except share data)

December 31, 2004

December 31, 2003

ASSETS

Investments:

 Fixed maturity securities available-for-sale at fair value (amortized cost
f $1,810,764 and $1,747,123 in 2004 and 2003, respectively)

$

1,846,019

$

1,796,351

Mortgage loans

136,561

107,996

Policy loans

153

274

Cash and cash equivalents

43,262

64,336

Total investments

2,025,995

1,968,957

Accrued investment income

19,244

20,070

Deferred policy acquisition costs

57,877

49,496

Goodwill

37,788

37,788

Receivable for investments sold

5,383

33,640

Reinsurance receivable

6,381

9,146

Other assets

3,637

6,558

Separate account assets

647,184

580,203

Total assets

$

2,803,489

$

2,705,858

LIABILITIES

Contractholder deposit funds and other policy liabilities

$

1,774,281

$

1,719,446

Future contract and policy benefits

49,813

48,760

Deferred federal income taxes

1,866

304

Payable for investments purchased

25,918

58,682

Other liabilities and accrued expenses

8,624

6,883

Separate account liabilities

647,184

580,203

Total liabilities

2,507,686

2,414,278

Commitments and contingencies - Note 17

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;

 6,001 shares issued and outstanding

2,100

2,100

Additional paid-in capital

239,963

239,963

Accumulated other comprehensive income

14,483

24,746

Retained earnings

39,257

24,771

Total stockholder's equity

295,803

291,580

Total liabilities and stockholder's equity

$

2,803,489

$

2,705,858

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31

2004

2003

2002

Net income (loss)

$

14,486

$

82

$

(3,131)

Other comprehensive income

Net unrealized holding gains on available-for-sale

securities, net of tax and policyholder amounts

1,383

13,621

25,664

Reclassification adjustments of realized investment (gains)

losses into net income, net of tax

(11,646)

(14,191)

1,853

Other comprehensive (loss) income

(10,263)

(570)

27,517

Comprehensive income (loss)

$

4,223

$

(488)

$

24,386

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

Other comprehensive loss

(570)

(570)

Balance at December 31, 2003

2,100

239,963

24,746

24,771

291,580

Net income

14,486

14,486

Other comprehensive loss

(10,263)

(10,263)

Balance at December 31, 2004

$

2,100

$

239,963

$

14,483

$

39,257

$

295,803

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31

2004

2003

2002

Cash Flows From Operating Activities

Net income (loss)

$

14,486

$

82

$

(3,131)

Adjustments to reconcile net income to net cash provided by

(used in) operating activities:

Amortization of discount and premiums

11,239

13,252

11,281

Amortization of deferred policy acquisition costs

5,224

17,501

8,157

Net realized (gains) losses on investments

(9,301)

(10,647)

7,265

Interest credited to contractholder deposit funds

78,220

78,432

62,830

Deferred federal income taxes

7,375

1,432

(6,261)

Cumulative effect of changes in accounting principle, net

of tax

382

-

-

Changes in assets and liabilities:

Deferred acquisition costs

(15,086)

(28,231)

(31,994)

Accrued investment income

826

(2,720)

(5,087)

Other, net

6,548

(34,752)

21,807

Future contract and policy benefits

132

8,250

591

Net cash provided by operating activities

100,045

42,599

65,458

Cash Flows From Investing Activities

Sales, maturities and repayments of:

Available-for-sale fixed maturities

1,531,260

905,423

995,278

Equity securities

766

-

-

Mortgage loans

19,960

4,285

6,103

Purchases of:

Available-for-sale fixed maturities

(1,596,830)

(1,158,294)

(1,466,958)

Equity securities

(623)

-

-

Mortgage loans

(48,624)

(61,360)

(32,770)

Net change in payable/receivable of investments purchased

and sold

(4,507)

(47,170)

73,474

Net change in policy loans

121

(4)

143

Net change in short-term investments

-

6,390

11,367

Net cash used in investing activities

(98,477)

(350,730)

(413,363)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31

2004

2003

2002

Cash Flows From Financing Activities:

Deposits to contractholder deposit funds

$

147,241

$

363,764

$

572,888

Withdrawals from contractholder deposit funds

(171,504)

(152,886)

(171,608)

Capital contributions

-

-

45,000

Other, net

1,621

(10,375)

10,877

Net cash (used in) provided by financing activities

(22,642)

200,503

457,157

(Decrease) increase in cash and cash equivalents

(21,074)

(107,628)

109,252

Cash and cash equivalents, beginning of year

64,336

171,964

62,712

Cash and cash equivalents, end of year

$

43,262

$

64,336

$

171,964

Supplemental Information

Income taxes (refunded) paid

$

(525)

$

(2,889)

$

3,292

Supplemental schedule of noncash activities:

Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor") and Keyport Benefit Life Insurance Company ("KBL") were merged on December 31, 2002, with Sun NY Predecessor as the surviving company ("the Company").  As part of the merger, the Company issued 4,001 additional shares of common stock in exchange for all the assets and liabilities of KBL.  Total book value of assets acquired and liabilities assumed by the Company were $1,869.3 million and $1,652.8 million, respectively, at December 31, 2002.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

On December 31, 2002, Sun Life Insurance and Annuity Company of New York ("Sun NY Predecessor"), which was a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."), and Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company ("Keyport"), an affiliate, merged, with Sun NY Predecessor as the surviving company ("the Company"), and the Company issued 4,001 additional shares of common stock to Keyport in exchange for the assets and liabilities of KBL.  As a result of the additional common stock issuance, the Company became a subsidiary of both Keyport and Sun Life U.S., with Keyport owning 67% of the common stock of the Company.  The merger had no effect on the existing rights and benefits of policyholders or contract holders of either company.

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

On December 31, 2003, Keyport was merged with and into Sun Life U.S. with Sun Life U.S as the surviving company.  Consequently, the Company is now a wholly-owned subsidiary of Sun Life U.S.

The Company is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, group stop-loss and group disability insurance contracts.  These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.  The Company is licensed and authorized to write all the business that was previously written by KBL and Sun NY Predecessor.

The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.  SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada.  SLOC is a life insurance company incorporated in 1865.  As of December 31, 2004, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India.  SLOC is a direct wholly-owned subsidiary of SLF.

On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. After this reorganization, the operations remaining in SLOC consist primarily of Sun Life Financial's life, health and annuities businesses in Canada, most of its life and health businesses in the United States, and all of its operations in the United Kingdom and Asia.  SLOC continues to be a direct wholly-owned subsidiary of SLF.  The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  The most significant estimates are those used in determining fair value of financial instruments, goodwill, deferred policy acquisition costs ("DAC"), the liabilities for future policyholder benefits and other-than-temporary impairments of investment.

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

The financial statements have been restated to reflect a reclassification of bank overdrafts of $4.0 million and $14.4 million as of December 31, 2003 and 2002, respectively.

Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  At the time of purchase, fixed maturity securities are classified based on intent, as either held-to-maturity or available-for-sale.  In order for the securities to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.  Securities that do not meet this criteria are classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported as a separate component of other comprehensive income.  Fair values for publicly traded securities are obtained from external market quotations.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities, repayment and liquidity characteristics.  The Company does not engage in trading activities.  All of the Company's fixed maturity securities are classified as available-for-sale.  All security transactions are recorded on a trade-date basis.

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired security for additional impairment, if necessary.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

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

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the average cost method.  When an impairment of a specific investment is determined to be other-than-temporary, a realized investment loss is recorded.  Changes in the provision for estimated losses on mortgage loans are included in net realized investment gains and losses.

Income on investments is recorded on the accrual basis.  Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful.  When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when they are brought fully current with respect to principal and interest, have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business.  Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts.  Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges and direct variable administrative expenses.  This amortization is reviewed periodically and adjusted retrospectively by a cumulative charge or credit to current operations when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs (continued)

Although realization of deferred policy acquisition cost ("DAC") is not assured, the Company believes it is more likely than not that all of these costs will be realized.  The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

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

Policy liabilities and accruals

Future contract and policy benefits are liabilities for traditional life, disability, stop-loss and annuity products.  Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.  The liabilities associated with traditional life insurance, annuity and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency.  The assumptions used are based upon the Company's experience and industry standards.

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

Revenue and Expenses

Premiums for traditional individual life and annuity products are considered revenue when due.  Premiums related to group disability insurance and stop-loss are recognized as revenue pro-rata over the contract period.  The unexpired portion of these premiums is recorded as unearned premiums.  Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy, and surrender charges.  Revenue is recognized when the charges are assessed, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Expenses (continued)

Benefits and expenses related to traditional life, annuity, and disability contracts, including group policies and stop-loss, are recognized when incurred in a manner designed to match them with related premium revenue and spread income to be recognized over the expected policy lives.  For investment-type contracts, benefits include death benefits in excess of account values, which are recognized as incurred.

Operating Expenses

Operating expenses primarily represent allocated compensation and general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Income Taxes

For 2004, the Company will file a stand-alone federal income tax return, as it did in 2003.  For 2002, the Company filed a federal income tax return as part of a consolidated tax return with certain affiliates.  Taxes are computed under SFAS No. 109, "Accounting for Income Taxes."  Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109.  These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

Separate Accounts

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not subject to liabilities that arise from any other business of the Company.  Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities.  Contracts for which funds are invested in separate accounts include variable life insurance and individual qualified and non-qualified variable annuity contracts.  Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements.  Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder.

Reclassification

Certain amounts in the prior years' financial statements have been reclassified to conform to the 2004 presentation.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").  The major provisions of SOP 03-1 that affect the Company require:

o

Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts; and

o

Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.4 million.  The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pretax, and an increase in DAC of $0.3 million, pretax.

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principal in the accompanying financial statements from the amount previously reported in earlier quarters ($0.2 million).  The previously reported 2004 quarterly financial information has also been restated in Item 8 of this Form 10-K to reflect the implementation of the technical bulletin provisions.

Liabilities for contract guarantees

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary.  These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2004 (in 000's):

Benefit Type

Account balance

 Net Amount
at Risk

Average Attained Age

Minimum Death

$

808,750

$

66,329

63.7

Minimum Income

$

-

$

-

-

 Minimum Accumulation
or Withdrawal

$

45,229

$

-

58.3

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liabilities for contract guarantees (continued)

The following summarizes the reserve for the guaranteed minimum death benefit at December 31, 2004 (in 000's):

Guaranteed Minimum Death Benefit

Balance at January 1, 2004

$

921

Incurred guaranteed benefits

345

Paid guaranteed benefits

(761)

Interest

28

Balance at December 31, 2004

$

533

The Company did not have a liability for guaranteed minimum income benefits or any asset or liability associated with the guaranteed minimum accumulation or withdrawal benefits as of January 1, 2004.  The guaranteed minimum accumulation or withdrawal benefit was a $0.2 million receivable at December 31, 2004.

Other Accounting Pronouncements

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  As a result, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities," that are classified as either available-for-sale or held-to-maturity.

The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position.  EITF No. 03-1 also requires certain qualitative disclosures about holdings with unrealized losses in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary.  For further discussion, see disclosures in Note 4.

On November 29, 2004, the AICPA issued a proposed Statement of Position ("SOP"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs on Internal Replacements."  The proposed SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments."  The proposed SOP is effective for fiscal years beginning after December 15, 2005.  The Company is in the process of evaluating the provisions of the proposed SOP and its impact on the Company's financial position and results of operations.

2. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of KBL.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment tests of goodwill during the second quarter of 2004 and concluded that it was not impaired.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates, under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis.  Expenses under these agreements amounted to approximately $11.5 million, $11.1 million and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In 2002, the Company received $14.9 million of additional capital contributions from Sun Life U.S. and $30.1 million of additional capital contributions from Keyport.

The Company had $1.3 million and $4.0 million due to related parties at December 31, 2004 and 2003, respectively, and $5.3 million and $4.4 million due from related parties at December 31, 2004 and 2003, respectively.

During 2004 and 2003, the Company paid $1.0 million and $0.1 million, respectively, in commission fees to an affiliate, Sun Life Financial Distributors, Inc., formerly known as MFS/Sun Life Financial Distributors, Inc.

During 2004, 2003 and 2002 the Company paid $2.5 million, $3.1 million and $1.2 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

As more fully described in Note 8, the Company has been involved in several reinsurance transactions with SLOC.

As more fully described in Note 9, the Company participates in a pension plan and other post-retirement benefits plan sponsored by Sun Life U.S.

Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of the Company's fixed maturities were as follows (in 000's):

December 31, 2004

Gross

Gross

Amortized

Unrealized

Unrealized

Estimated

Cost

Gains

(Losses)

Fair Value

Available-for-sale fixed maturities:

Non-Corporate Securities

Asset backed and mortgage backed securities

$

279,949

$

3,589

$

(1,646)

$

281,892

Foreign government & agency securities

6,682

608

-

7,290

U.S. treasury & agency securities

74,747

333

(190)

74,890

Total Non-Corporate Securities

361,378

4,530

(1,836)

364,072

Corporate Securities

Basic industry

12,369

702

-

13,071

Capital goods

93,749

2,657

(209)

96,197

Communications

165,978

4,707

(1,005)

169,680

Consumer cyclical

192,745

4,895

(558)

197,082

Consumer noncyclical

50,500

2,251

(54)

52,697

Energy

63,571

3,380

(106)

66,845

Finance

557,305

9,099

(1,451)

564,953

Technology

12,393

508

(153)

12,748

Transportation

61,654

1,365

(1,214)

61,805

Utilities

187,949

7,293

(443)

194,799

Other

51,173

1,220

(323)

52,070

Total Corporate Securities

1,449,386

38,077

(5,516)

1,481,947

Total available-for-sale fixed maturities

$

1,810,764

$

42,607

$

(7,352)

$

1,846,019

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (continued)

December 31, 2003

Gross

Gross

Amortized

Unrealized

Unrealized

Estimated

Cost

Gains

(Losses)

Fair Value

Available-for-sale fixed maturities:

Non-Corporate Securities

Asset backed and mortgage backed securities

$

313,303

$

5,751

$

(5,152)

$

313,902

Foreign government & agency securities

7,859

393

(2)

8,250

U.S. treasury & agency securities

92,543

1,006

(2)

93,547

Total Non-Corporate Securities

413,705

7,150

(5,156)

415,699

Corporate Securities

Basic industry

38,944

1,827

(5)

40,766

Capital goods

68,563

4,540

(119)

72,984

Communications

133,742

4,807

(990)

137,559

Consumer cyclical

166,590

8,824

(50)

175,364

Consumer noncyclical

50,813

1,740

(36)

52,517

Energy

64,584

3,746

(161)

68,169

Finance

405,646

13,246

(1,028)

417,864

Technology

19,426

644

-

20,070

Transportation

50,293

1,380

(1,925)

49,748

Utilities

265,091

11,386

(1,771)

274,706

Other

69,726

1,581

(402)

70,905

Total Corporate Securities

1,333,418

53,721

(6,487)

1,380,652

Total available-for-sale fixed maturities

$

1,747,123

$

60,871

$

(11,643)

$

1,796,351

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

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

December 31, 2004

Amortized Cost

Fair Value

Maturities of available-for-sale fixed securities:

Due in one year or less

$

148,590

$

149,548

Due after one year through five years

629,455

638,841

Due after five years through ten years

435,073

448,305

Due after ten years

317,697

327,433

Subtotal

1,530,815

1,564,127

Asset-backed securities

279,949

281,892

Total

$

1,810,764

$

1,846,019

Gross gains of $17.5 million, $14.0 million and $5.9 million, and gross losses of $7.5 million, $2.6 million and $8.5 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2004, 2003 and 2002, respectively.

Fixed maturities with an amortized cost of approximately $0.4 million at December 31, 2004 and 2003, were on deposit with governmental authorities as required by law.

As of December 31, 2004, 96.0% of the Company's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2004, 2003 and 2002, the Company incurred realized losses totaling $0.7 million, $1.1 million, and $4.8 million, respectively, for other-than-temporary impairments.  During 2004, 2003 and 2002, $0.1 million, $0.3 million and $0.2 million, respectively of the prior years' losses were recovered through disposition and are included in realized gains.

The Company has discontinued the accrual of income on several of its holdings for issuers that are in default.  The termination of accrual accounting on these holdings reduced income by $38,000, $198,000, and $98,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2004 is as follows:

Less than 12 months

12 months or more

Total

#

Fair Value

Unrealized Losses

#

Fair Value

Unrealized Losses

#

Fair Value

Unrealized Losses

Non-Corporate Securities

     Asset backed and mortgage
backed securities

26

$ 86,923

$ (521)

4

$ 5,269

$ (1,125)

30

$ 92,192

$ (1,646)

     U.S. treasury & agency securities

8

66,621

(190)

-

-

-

8

66,621

(190)

Total Non-Corporate Securities

34

153,544

(711)

4

5,269

(1,125)

38

158,813

(1,836)

Corporate Securities

Basic industry

1

1,075

(1)

-

-

-

1

1,075

(1)

Capital goods

5

22,048

(155)

2

2,518

(54)

7

24,566

(209)

Communications

11

31,065

(713)

3

7,086

(292)

14

38,151

(1,005)

Consumer cyclical

11

48,527

(558)

-

-

-

11

48,527

(558)

Consumer noncyclical

3

4,015

(54)

-

-

-

3

4,015

(54)

Energy

2

1,932

(29)

1

1,668

(77)

3

3,600

(106)

Finance

32

164,847

(1,005)

8

13,728

(446)

40

178,575

(1,451)

Technology

1

6,847

(152)

-

-

-

1

6,847

(152)

Transportation

2

10,265

(59)

16

8,407

(1,155)

18

18,672

(1,214)

Utilities

7

28,840

(319)

3

3,910

(124)

10

32,750

(443)

Other

2

5,585

(140)

1

9,304

(183)

3

14,889

(323)

Total Corporate Securities

77

325,046

(3,185)

34

46,621

(2,331)

111

371,667

(5,516)

 Total fixed maturities
available-for-sale

111

$ 478,590

$ (3,896)

38

$ 51,890

$ (3,456)

149

$ 530,480

$ (7,352)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2003 is as follows:

Less than 12 months

12 months or more

Total

#

Fair Value

Unrealized Losses

#

Fair Value

Unrealized Losses

#

Fair Value

Unrealized Losses

Non-Corporate Securities

     Asset backed and mortgage
backed securities

20

$ 35,744

$ (1,637)

7

$ 8,817

$ (3,515)

27

$ 44,561

$ (5,152)

     Foreign government & agency securities

1

181

(1)

-

-

-

1

181

(1)

     U.S. treasury & agency securities

1

21,240

(2)

-

-

-

1

21,240

(2)

Total Non-Corporate Securities

22

57,165

(1,640)

7

8,817

(3,515)

29

65,982

(5,155)

Corporate Securities

Basic industry

2

211

(5)

-

-

-

2

211

(5)

Capital goods

3

6,469

(119)

-

-

-

3

6,469

(119)

Communications

13

32,287

(990)

-

-

-

13

32,287

(990)

Consumer cyclical

4

11,655

(50)

-

-

-

4

11,655

(50)

Consumer noncyclical

6

4,541

(36)

-

-

-

6

4,541

(36)

Energy

3

5,755

(161)

-

-

-

3

5,755

(161)

Finance

20

38,648

(751)

6

20,658

(278)

26

59,306

(1,029)

Transportation

16

14,608

(805)

3

5,330

(1,119)

19

19,938

(1,924)

Utilities

17

56,334

(1,399)

3

5,775

(372)

20

62,109

(1,771)

Other

5

27,202

(395)

1

246

(8)

6

27,448

(403)

Total Corporate Securities

89

197,710

(4,711)

13

32,009

(1,777)

102

229,719

(6,488)

 Total fixed maturities
available-for-sale

111

$ 254,875

$ (6,351)

20

$ 40,826

$ (5,292)

131

$ 295,701

$ (11,643)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary.  At the end of each quarter, all securities with an unrealized loss for more than six months are reviewed.  An analysis is undertaken to determine whether this decline in market value is other-than-temporary.  The Company's process focuses on issuer operating performance as well as overall industry and market conditions.  Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants.  Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments.  The Company has a Credit Committee that includes members from its Investment, Finance and Actuarial functions.  The Credit Committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

Mortgage loans

The Company invests in commercial first mortgage loans throughout the United States.  Investments are diversified by property type and geographic area.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

Mortgage loans

Mortgage loans are collateralized by the related properties and generally are no more than 75% of the properties' value at the time that the original loan is made.

The Company monitors the condition of the mortgage loans in its portfolio.  In those cases where mortgages have been restructured, appropriate allowances for losses have been made.  In those cases where, in management's judgment, the mortgage loan's value has been impaired, appropriate losses are recorded.  The Company had no restructured mortgage loans at December 31, 2004 and 2003, respectively.

Mortgage loans comprised the following property types and geographic regions (in 000's):

December 31,

Property Type:

2004

2003

Office building

$

44,882

$

45,630

Residential

1,552

1,591

Retail

55,231

37,022

Industrial/warehouse

29,016

15,950

Other

6,116

7,884

Valuation allowance

(236)

(81)

Total

$

136,561

$

107,996

December 31,

Geographic region:

2004

2003

Arizona

$

7,082

$

6,727

California

10,525

5,150

Colorado

6,047

6,174

Delaware

11,925

8,814

Florida

21,480

15,915

Georgia

6,134

790

Indiana

6,727

6,221

Maryland

4,823

7,830

Michigan

426

471

Minnesota

2,760

2,838

Missouri

2,335

1,294

Nevada

1,243

-

New Jersey

2,720

2,800

New York

7,382

6,657

North Carolina

2,383

-

Ohio

12,500

7,291

Pennsylvania

14,957

16,136

Texas

6,414

4,775

Utah

2,851

1,869

Virginia

4,056

4,200

Other

2,027

2,125

Valuation allowance

(236)

(81)

Total

$

136,561

$

107,996

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

At December 31, 2004, scheduled mortgage loan maturities were as follows (in 000's):

2005

$

-

2006

-

2007

9,397

2008

5,065

2009

388

Thereafter

121,711

Total

$

136,561

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future.  The outstanding commitments for these mortgages amounted to $2.6 million and $18.6 million at December 31, 2004 and 2003, respectively.

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains (losses) consisted of the following for the years ended December 31 (in 000's):

2004

2003

2002

Fixed maturities

$ 9,916

$ 11,421

$ (2,641)

Mortgage loans

(155)

-

-

Short-term investments

143

1

3

Other than temporary declines

(689)

(1,122)

(4,837)

Sales of impaired assets

86

347

210

Total

$ 9,301

$ 10,647

$ (7,265)

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31 (in 000's):

2004

2003

2002

Fixed maturities

$ 86,999

$ 82,165

$ 72,786

Mortgage loans

7,982

4,693

2,640

Other

295

38

139

Gross investment income

95,276

86,896

75,565

Less: Investment expenses

1,406

1,594

718

Net investment income

$ 93,870

$ 85,302

$ 74,847

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31 (in 000's):

2004

2003

Carrying

Estimated

Carrying

Estimated

Amount

Fair Value

Amount

Fair Value

Financial assets:

Cash and cash equivalents

$ 43,262

$ 43,262

$ 64,336

$ 64,336

Fixed maturities

1,846,019

1,846,019

1,796,351

1,796,351

Mortgages

136,561

142,819

107,996

113,644

Policy loans

153

153

274

274

Separate account assets

647,184

647,184

580,203

580,203

Financial liabilities:

Contractholder deposit funds

1,774,281

1,701,333

1,719,446

1,644,520

Separate account liabilities

647,184

647,184

580,203

580,203

The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.  The fair values of short-term bonds are estimated to be amortized cost.  The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes.  For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturity, repayment and liquidity characteristics.  The fair values of mortgage loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated fair value of assets held in separate accounts is based on quoted market prices.  The fair value of liabilities related to separate accounts is the amount payable on demand, which excludes surrender charges.

Policy loans are stated at unpaid principal balances, which approximate fair value.

The fair values of the Company's contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued.  Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

8. REINSURANCE

The Company had an agreement with SLOC whereby SLOC reinsured the mortality risks of the Company's group life insurance contracts.  Under this agreement, certain death benefits were reinsured on a yearly renewable term basis.  The agreement provided that SLOC would reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by the Company.  The treaty was commuted effective December 31, 2004.

The Company had an agreement with SLOC whereby SLOC reinsured morbidity risks of a block of the Company's group long-term disability contracts.  The treaty was commuted effective December 31, 2004.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the mortality risks of the Company's group life contracts.  Under this agreement, certain group life mortality benefits are reinsured on a yearly renewable term basis.  The agreement provides that the unrelated company will reinsure amounts above $700,000 per claim for group life contracts ceded by the Company.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the Company's group long-term disability contracts.  Under this agreement, certain long-term disability benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $4,000 per claim per month for long-term disability contracts ceded by the Company.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the Company's group stop-loss contracts.  Under this agreement, certain stop-loss benefits are reinsured on a yearly renewable term basis.  The agreement provides that the unrelated company will reinsure specific claims for amounts above $1,000,000 per claim for medical stop-loss contracts ceded by the Company.

The effects of reinsurance were as follows (in 000's):

For the Years Ended December 31,

2004

2003

2002

Insurance premiums:

Direct

$

37,251

$

33,418

$

25,900

Ceded - Affiliated

-

3,468

4,133

Ceded - Non-affiliated

2,245

1,493

1,482

Net Premiums

$

35,006

$

28,457

$

20,285

Insurance and other individual policy benefits and claims

Direct

$

29,412

$

31,276

$

19,644

Ceded - Affiliated

1,493

3,775

2,858

Ceded - Non-affiliated

1,297

850

358

Net policy benefits and claims

$

26,622

$

26,651

$

16,428

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

8. REINSURANCE (Continued)

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

9.  RETIREMENT PLANS

Pension Plan

The Company participates in a non-contributory defined benefit pension plan that is sponsored by Sun Life U.S., which is directly liable for the related obligations.  Benefits under the plan are based on years of service and employees' average compensation. The Company is allocated a portion of the pension plan expenses.  The allocated expenses were $25,000, $41,000 and $14,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company participates in a 401(K) plan sponsored by Sun Life U.S. for which substantially all employees of at least age 21 are eligible at date of hire.  Under the plan, employer contributions are matched up to a specified amount of the employee's contributions to the plan.  The Company's portion of this employer contribution was $19,000, $23,000 and $15,700 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Post-Retirement Benefit Plans

The Company participates in a plan sponsored by Sun Life U.S. that provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents.  Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age, or retire early upon satisfying an alternate age plus service condition.  Life insurance benefits are generally set at a fixed amount.  The Company is allocated a portion of these post-retirement benefit plans expenses.  The allocated expenses were $13,000, $4,000 and $11,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

10. FEDERAL INCOME TAXES

For 2004, the Company will file a stand-alone federal income tax return, as it did for 2003.  In 2007, and periods thereafter, the Company will file a consolidated tax return with SLC - U.S. Ops Holdings, an affiliate.  For periods prior to 2003, the Company participated in a consolidated tax return with certain affiliates; however, federal income taxes were calculated as if the Company was filing a separate federal income tax return.  A summary of the components of federal income tax expense (benefit) in the statements of operations for the years ended December 31, was as follows (in 000's):

2004

2003

2002

Federal income tax expense (benefit):

Current

$

124

$

(1,996)

$

274

Deferred

7,294

1,606

(1,984)

Total

$

7,418

$

(390)

$

(1,710)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

10. FEDERAL INCOME TAXES (continued)

Federal income taxes attributable to operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differed from the federal income tax rate as follows (in 000's):

2004

2003

2002

Expected federal income tax expense (benefit)

$

7,829

$

(108)

$

(1,695)

Other

(411)

(282)

(15)

Federal income tax expense (benefit)

$

7,418

$

(390)

$

(1,710)

The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of the Company's deferred tax assets and liabilities as of December 31 were as follows (in 000's):

2004

2003

Deferred tax assets:

Actuarial liabilities

$

24,794

$

21,583

Net operating loss

1,357

4,856

Total deferred tax assets

26,151

26,439

Deferred tax liabilities:

Investments, net

(13,705)

(17,033)

Deferred policy acquisition costs

(10,405)

(6,974)

Other

(3,907)

(2,736)

Total deferred tax liabilities

(28,017)

(26,743)

Net deferred tax liabilities

$

(1,866)

$

(304)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

10. FEDERAL INCOME TAXES (Continued)

For prior periods, payments were made under certain tax sharing agreements with affiliates that required each company to calculate its liability as if it filed a separate return.  Sun NY Predecessor had cash payments to Sun Life U.S. for federal income taxes of approximately $2.7 million for the year ended December 31, 2002 and had cash received of approximately $2.0 million for the year ended December 31, 2003.  Similarly, KBL paid approximately $0.6 million to Keyport for federal income taxes for the year ended December 31, 2002 and received approximately $1.0 million from Keyport for the year ended December 31, 2003.  At December 31, 2004, the Company had $3.9 million of net operating loss carryforwards which will expire, if unused, in 2017.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the financial statements in anticipation of the results of these audits.  Sun NY Predecessor is currently under audit by the IRS for the years 2001 through 2002.  In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements.  However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the stop-loss, group life and group disability products is summarized below (in 000's):

2004

2003

Balance at January 1

$

31,337

$

24,294

Less reinsurance recoverable

(9,146)

(6,621)

Net balance at January 1

22,191

17,673

Incurred related to:

Current year

20,889

14,711

Prior years

910

(69)

Total incurred

21,799

14,642

Paid losses related to:

Current year

(12,009)

(5,867)

Prior years

(5,791)

(4,258)

Total paid

(17,800)

(10,125)

Balance at December 31

32,571

31,337

Less reinsurance recoverable

(6,381)

(9,146)

Net balance at December 31

$

26,190

$

22,191

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its group disability line of business.  Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

12. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31, were as follow (in 000's):

2004

2003

Balance at January 1

$ 49,496

$ 46,567

Acquisition costs deferred

15,078

28,231

Amortized to expense during year

(4,890)

(17,501)

Adjustment for unrealized investment gains

during year

(1,807)

(7,801)

Balance at December 31

$ 57,877

$ 49,496

13. SEGMENT INFORMATION

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

Group Protection

The Group Protection Segment markets and administers group life insurance, stop-loss insurance, long-term disability and short-term disability products.  These products are sold to employers that provide group benefits for their employees.

Individual Protection

The individual insurance products offered by the Individual Protection Segment are universal life, variable universal life and conversions from the Company's group life product.

Corporate

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.  Management evaluates the results of the operating segments on an after-tax basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

13. SEGMENT INFORMATION  (Continued)

The following amounts pertained to the various business segments (in 000's):

Year ended December 31, 2004

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$

116,274

$

34,908

$

836

$

(279)

$

151,739

Total Expenditures

96,434

31,605

1,386

(54)

129,371

Pretax Income (Loss)

19,840

3,303

(550)

(225)

22,368

Net Income (Loss)

$

12,608

$

2,147

$

(357)

$

88

$

14,486

Total Assets

$

2,727,032

$

53,131

$

2,043

$

21,283

$

2,803,489

Year ended December 31, 2003

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$

108,427

$

26,609

$

873

$

2,485

$

138,394

Total Expenditures

112,438

25,712

713

(161)

138,702

Pretax (Loss) Income

(4,011)

897

160

2,646

(308)

Net (Loss) Income

$

(2,484)

$

608

$

113

$

1,845

$

82

Total Assets

$

2,622,446

$

46,535

$

1,460

$

35,417

$

2,705,858

Year ended December 31, 2002

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$

77,917

$

20,181

$

422

$

1,033

$

99,553

Total Expenditures

89,093

15,630

350

(679)

104,394

Pretax (Loss) Income

(11,176)

4,551

72

1,712

(4,841)

Net (Loss) Income

$

(7,493)

$

3,195

$

51

$

1,116

$

(3,131)

Total Assets

$

2,352,845

$

34,946

$

1,282

$

16,188

$

2,405,261

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

14. REGULATORY FINANCIAL INFORMATION

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

The Company's statutory surplus and net income (loss) were as follows (in 000's):

Unaudited for theYears ended December 31,

2004

2003

2002

Statutory surplus and capital

$ 192,131

$ 186,480

$ 162,669

Statutory net income (loss)

14,807

16,477

(16,547)

15. DIVIDEND RESTRICTIONS

The Company's ability to pay dividends is subject to certain statutory restrictions.  The State of New York has enacted laws governing the payment of dividends to stockholders by domestic insurers.  New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains.  No dividends were paid by the Company during 2004, 2003 or 2002.

16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31, were as follows (in 000's):

2004

2003

Unrealized gains (losses) on available-for-sale securities

$ 35,255

$ 49,228

DAC unrealized amortization

(12,546)

(10,739)

Tax effect

(8,226)

(13,743)

Accumulated other comprehensive income

$ 14,483

$ 24,746

17. COMMITMENTS AND CONTINGENCIES

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision.  This may result in an increase in mandatory assessments by the New York state guaranty fund.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

17. COMMITMENTS AND CONTINGENCIES (Continued)

Regulatory and Industry Developments

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

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

Litigation

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition, results of operations or cash flow of the Company.

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements.  The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws.  Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability.

Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases with terms of up to 10 years.  As of December 31, 2004, minimum future lease payments under such leases are as follows (in 000's):

2005

$ 183

2006

220

2007

235

2008

242

2009

246

Thereafter

41

Total

$ 1,167

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $1.0 million, $1.1 million and $1.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Sun Life Insurance and Annuity Company of New York

Wellesley Hills, Massachusetts

We have audited the accompanying balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.   Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Issurance and Annuity Company of New York as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1. "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2005

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principal in the accompanying financial statements from the amount previously reported in earlier quarters ($0.2 million).  The previously reported 2004 quarterly financial information has also been restated below to reflect the implementation of the technical bulletin provisions.  The impact to the second and third quarters of 2004 was not material.

The following is a tabulation of the unaudited quarterly results of operations (in 000's).

2004 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

$

12,362

$

11,605

$

11,745

$

12,856

Net investment income and net realized gains

26,861

23,299

26,355

26,656

39,223

34,904

38,100

39,512

Policyholder and other expenses

33,830

30,712

31,069

33,760

Income before taxes

5,393

4,192

7,031

5,752

Net income

$

3,042

$

2,725

$

4,570

$

4,149

2003 Quarters

March 31

June 30

September 30

December 31

Premiums and other revenue

$

9,060

$

10,985

$

11,571

$

10,829

Net investment income and net realized gains

23,249

26,394

21,457

24,849

32,309

37,379

33,028

35,678

Policyholder and other expenses

31,414

30,194

47,012

30,082

Income (loss) before taxes

895

7,185

(13,984)

5,596

Net income (loss)

$

583

$

4,669

$

(9,089)

$

3,919

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

Item 9A.  CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective.  There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 9B.   OTHER INFORMATION

None.

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

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):

Nature of Services

2004

2003

Audit Fees

$ 508

$ 348

Audit Related Fees

10

-

Tax Fees

-

-

All Other Fees

-

-

Total

$ 518

$ 348

Audit Fees

Audit Fees are for professional services rendered by the external auditors for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q's, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Audit-Related Fees

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements and are not reported under the Audit Fees category above.  These services consisted of primarily agreed-upon procedure engagements.

Tax Fees

There were no tax fees billed for tax compliance, tax advice or tax planning in each of the last two fiscal years.

All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the auditors, other than the Audit Fees and Audit-Related Fees described above.

Audit Committee Approval

The Company adopted SLF's "Policy Restricting the Use of the Company's External Auditors" (the "Policy") requiring Audit Committee pre-approval of services provided by the Company's external auditors, a copy of which is set out below.  All professional services rendered by the external auditors to the Company have been approved by the Company's Audit Committee in accordance with the Policy since November 2002.  None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

The Company no longer has any engagements with its external auditors for services identified in paragraph 3 of the Policy set out below.

Policy Restricting the Use of the Company's External Auditors*

1. This policy governs all proposals by the Company or any of its subsidiaries to engage, as a service provider, the external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 ("S-O Act") (collectively referred to as the "External Auditor").

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

3. Any engagement of the External Auditor for services that would be legally prohibited by the S-O Act and that was in place at the date this policy was initially established may continue in place until such prohibition becomes operative or it is otherwise prohibited by applicable law, regulation or rule.  The Controller will maintain a list of such engagements.  The Company will not enter into any other such engagements prior to the S-O Act prohibitions becoming operative.

4. Each engagement of the External Auditor to provide services will require the approval in advance of the Audit Committee of Sun Life Financial Services of Canada Inc. and the audit committee of any affected subsidiary that is itself directly subject to the S-O Act.  The Audit Committee may establish procedures regarding the approval process, which will be co-coordinated by the SLF Controller.

5. The Company and its subsidiaries will not employ or appoint as chief executive officer, chief financial officer, controller, chief accounting officer, appointed actuary, or equivalent position within the Company or subsidiary any person who was employed by the External Auditor and who provided any services to the Company or any subsidiary at any time during the previous two years.

6. The Controller is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service.  The Controller will revise Appendix 1 as required, from time to time, to reflect changes in applicable laws, regulations or rules.

7. This policy, as amended and restated, is effective from October 30, 2002.

* In this policy, the term "Company" refers to Sun Life Financial Inc., formerly known as Sun Life Financial Services of Canada Inc.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements (set forth in Item 8):

-Statements of Operations for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

-Balance Sheets at December 31, 2004 and December 31, 2003.

-Statements of Comprehensive Income for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

-Statements of Cash Flow for each of the three years ended December 31, 2004, December 31, 2003 and December 31, 2002.

-Notes to Financial Statements, Years Ended December 31, 2004, 2003 and 2002.

-Report of Independent Registered Public Accounting Firm.

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

December 31, 2004 (in 000's)

Balance Sheet

Type of Investment

Cost

Value

Amount

Bonds:

Non-Corporate Securities:

    Asset backed and mortgage backed securities

$ 279,949

$ 281,892

$ 281,892

    Foreign government & agency securities

6,682

7,290

7,290

    U.S. treasury & agency securities

74,747

74,890

74,890

Total Non-Corporate Securities

361,378

364,072

364,072

Corporate Securities:

Basic industry

12,369

13,071

13,071

Capital goods

93,749

96,197

96,197

Communications

165,978

169,680

169,680

Consumer cyclical

192,745

197,082

197,082

Consumer noncyclical

50,500

52,697

52,697

Energy

63,571

66,845

66,845

Finance

557,305

564,953

564,953

Technology

12,393

12,748

12,748

Transportation

61,654

61,805

61,805

Utilities

187,949

194,799

194,799

Industrial other

51,173

52,070

52,070

Total Corporate Securities

1,449,386

1,481,947

1,481,947

        Total bonds

1,810,764

1,846,019

1,846,019

Mortgage loans

136,561

142,819

136,561

Policy loans

153

153

153

Total investments

$    1,947,478

$   1,988,991

$       1,982,733

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III

Supplementary Insurance Information

(in 000's)

Future Policy Benefits,

Other Policy Claims

Deferred

Claims, Deposit Funds

and Benefits

Segment

Acquisition Costs

and Policy Liabilities

Payable(1)

Wealth Management

2004

$

57,877

$

1,785,667

$

-

2003

49,496

1,732,433

-

Group Protection

2004

$

-

$

35,774

$

4,633

2003

-

34,151

4,124

Individual Protection

2004

$

-

$

2,653

$

-

2003

-

1,622

-

Corporate

2004

$

-

$

-

$

-

2003

-

-

-

Benefits,

Claims, Losses

Amortization

Other

Net Investment

And Settlement

of Deferred

Operating

Segment

Income (2)

Expenses

Acquisition Costs

Expenses

Wealth Management

2004

$

91,765

$

82,393

$

5,224

$

8,816

2003

80,678

86,575

17,501

8,362

2002

73,083

68,534

8,157

12,403

Group Protection

2004

$

1,794

$

21,955

$

-

$

9,650

2003

1,669

17,813

-

7,900

2002

1,986

10,382

-

5,247

Individual Protection

2004

$

21

$

494

$

-

$

893

2003

14

695

-

17

2002

35

342

-

8

Corporate

2004

$

290

$

-

$

-

$

(54)

2003

2,941

-

-

(161)

2002

(257)

-

-

(679)

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

Net

Amount

Companies

Amount

2004

Life Insurance in Force

$

7,431,216

$

6,900

$

7,424,316

Premiums

   Life Insurance

21,327

47

21,280

   Accident and Health

15,924

2,198

13,726

Total Premiums

37,251

2,245

35,006

2003

Life Insurance in Force

$

7,031,513

$

1,408,996

$

5,622,517

Premiums

   Life Insurance

20,336

3,468

16,868

   Accident and Health

13,082

1,493

11,589

Total Premiums

33,418

4,961

28,457

2002

Life Insurance in Force

$

5,305,145

$

1,063,269

$

4,241,876

Premiums

   Life Insurance

16,996

4,133

12,863

   Accident and Health

8,904

1,482

7,422

Total Premiums

25,900

5,615

20,285

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2004.

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

March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Salipante

President and Director

March 18, 2005

Robert C. Salipante

(Principal Executive Officer)

/s/ Gary Corsi

Vice President and Chief Financial Officer and Director

March 18, 2005

Gary Corsi

(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott M. Davis

Director

March 18, 2005

Scott M. Davis

/s/ Thomas A. Bogart

Director

March 18, 2005

Thomas A. Bogart

/s/ Paul W. Derksen

Director

March 18, 2005

Paul W. Derksen

/s/ Leila Heckman

Director

March 18, 2005

Leila Heckman

/s/ Donald B. Henderson, Jr.

Director

March 18, 2005

Donald B. Henderson, Jr.

/s/ Mary Fay

Director

March 18, 2005

Mary Fay

/s/ Peter O'Flinn

Director

March 18, 2005

Peter R. O'Flinn

/s/ C. James Prieur

Director

March 18, 2005

C. James Prieur

/s/ Barbara Z. Shattuck

Director

March 18, 2005

Barbara Z. Shattuck

/s/ David K. Stevenson

Director

March 18, 2005

David K. Stevenson

/s/ Donald A. Stewart

Director

March 18, 2005

Donald A. Stewart

 Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.