Form 10-K/A
period 2004-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2005-05-02
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2004	33-1079, 33-58482, 333-77281 and 333-09141

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East 42nd Street, Suite 1115
New York, New York	10165
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

None	None

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

Registrant has 6,001 shares of common stock outstanding on May 2, 2005, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

EXPLANATORY NOTE

As previously disclosed by the registrant, Sun Life Insurance and Annuity Company of New York (the "Company"), on a Current Report on Form 8-K dated April 29, 2005, management of the Company concluded on April 25, 2005 that the Company's previously issued audited financial statements for the years ended December 31, 2004 and 2003 on Form 10-K and the unaudited financial statements for the quarterly periods ended September 30, 2004, June 30, 2004, March 31, 2004 and September 30, 2003 on Form 10-Q should be restated because of errors in those financial statements.

As part of the financial closing process for the quarterly period ended March 31, 2005,  the Company identified certain errors relating to deferred policy acquisition costs ("DAC") and amortization of DAC in the Company's financial statements beginning with the quarterly period ended September 30, 2003, as described herein at:  Note 18, "Restatement," to the accompanying audited financial statements; the section entitled "Quarterly Financial Data (Unaudited)" in Part II, Item 8; and the section entitled "Restatement" in Part II, Item 9A in this Amendment No. 1 on Form 10-K/A ("Form 10-K/A").

The DAC error was identified as part of an analytical review during the course of the Company's financial closing process for the quarterly period ended March 31, 2005.  The inaccuracy was traced back to the amount of DAC in the Company's financial statements beginning with the quarterly period ended September 30, 2003.  During that quarter, the Company converted to a new system that calculated DAC and the related amortization.  An error occurred in connection with the summarization of the new system's calculation of DAC for certain policies of Keyport Benefit Life Insurance Company ("KBL"), which merged with and into the Company on December 31, 2002.  Specifically, a block of policies was incorrectly attributed to Keyport Life Insurance Company ("Keyport") rather than to KBL.  Keyport merged with and into the Company's direct parent, Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S.") on December 31, 2003.  The DAC error was not attributable to any fraud or misconduct by the Company or any of its employees.  The DAC error had no impact on the consolidated financial statements of the Company's direct parent, Sun Life U.S., or its indirect parent, Sun Life Financial Inc.

As a result of the error, DAC for the Company was understated by $8.8 million (pre-tax) and $10.1 million (pre-tax) at December 31, 2004 and 2003, respectively.  The effect of this DAC understatement was to understate the Company's equity by $5.7 million and overstate net income by $0.8 million as of and for the year ended December 31, 2004, and to understate equity and net income by $6.6 million, respectively, as of and for the year ended December 31, 2003.

This Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission ("SEC") on March 21, 2005 (the "Original Filing") and is being filed to reflect the restatement of the Company's financial statements for the fiscal years ended December 31, 2004 and 2003, the notes related thereto, and selected financial data for the quarterly periods ended September 30, 2004, June 30, 2004, March 31, 2004 and September 30, 2003, as described in Note 18, "Restatement," to the accompanying audited financial statements and the section entitled "Quarterly Financial Data (Unaudited)" in Part II,  Item 8 of this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.  However, this Form 10-K/A amends and restates certain information in Items 7, 8, and 9A of Part I of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby, except Note 19, "Subsequent Event," to the accompanying audited financial statements and the section entitled "Regulation and Regulatory Developments" in Part I,  Item 1.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include currently dated certifications from the Company's principal executive officer and principal financial officer, as required by Sections 302 and 906 of The Sarbanes-Oxley Act of 2002.

The Company has not amended and does not intend to amend its previously filed Annual Report on Form 10-K for the year ended December 31, 2003 or its Quarterly Reports on Form 10-Q for the periods ended September 30, 2004, June 30, 2004, March 31, 2004, and September 30, 2003 affected by the restatement.  For this reason, the financial statements, financial information, and related auditors' reports for the periods contained in such reports should no longer be relied upon.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ANNUAL REPORT ON FORM 10-K/A FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

As a result of the SEC investigations and examinations discussed above, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company.  At this time, management cannot reasonably estimate an amount to be recorded in the Company's financial statements.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Explanatory Note

As described in Note 18 to the financial statements included in Part II, Item 8 of this Form 10-K/A, the Company has restated its financial statements for the years ended December 31, 2004 and 2003.  In addition, selected financial data for the quarterly periods ended September 30, 2004, June 30, 2004, March 31, 2004 and September 30, 2003 has been restated in the section entitled "Quarterly Financial Data (Unaudited)" in Item 8.  Additional information concerning the restatement can be found below and in Part II, Item 9A of this Form 10-K/A.  The following narrative analysis of results of operations gives effect to the restatement.

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

Deferred Policy Acquisition Costs

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period.  These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(2.2) million and $4.1 million for the years ended December 31, 2004 and 2003, respectively.

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

Fair Value of Financial Instruments (continued)

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS (2004 as Compared to 2003)

NET INCOME

The Company's net income was $13.6 million and $6.7 million for the years ended December 31, 2004 and 2003, respectively. Income before income taxes and cumulative effect of change in accounting principle was $21.8 million and $9.8 million for the years ended December 31, 2004 and 2003, respectively.  This $12.0 million increase was primarily due to improvements in the Wealth Management Segment (increase of $13.2 million) and Group Protection Segment (increase of $2.4 million) offset by a decline in the Corporate Segment of $2.8 million.  Income tax expense was $7.3 million and $3.1 million for the years ended December 31, 2004 and 2003, respectively.  The results of operations by segment are discussed more fully below.

Net Income from Operations by Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the years ended December 31, 2004 and 2003 (in 000's):

Wealth Management Segment

 2004
Restated

 2003
Restated

Total Revenues

$

116,274

$

108,427

Total Expenditures

96,973

102,327

Pretax Income

19,301

6,100

Net Income

$

11,766

$

4,088

Total Assets

$

2,735,845

$

2,632,557

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

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1").  The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million.  The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pretax, and a decrease  in DAC of $0.5 million, pretax.

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

BENEFITS AND EXPENSES

Total benefits and expenditures were $96.9 million and $102.3 million for the years ended December 31, 2004 and 2003, respectively.  The decrease of $5.4 million was primarily due to the following:

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business.  Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses.  Amortization expense was $5.8 million and $7.4 million for the years ended December 31, 2004 and 2003, respectively.  The decrease in DAC amortization for year ended December 31, 2004 was primarily due to changes in the estimated future gross profit assumptions used to calculate DAC amortization.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period.  This will cause fluctuation in earnings from period to period.  These changes in assumptions resulted in a (decrease) increase in DAC amortization of $(2.2) million and $4.1 million for the years ended December 31, 2004 and 2003, respectively.

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

 2004 - As
Restated (1)

 2003 - As
Restated (1)

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

5,763

7,390

8,157

Total benefits and expenses

129,910

128,591

104,394

 Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle

21,829

9,803

(4,841)

Income tax expense (benefit)

Federal

7,229

3,149

(1,710)

State

82

-

-

Income tax expense (benefit)

7,311

3,149

(1,710)

 Income (loss) before cumulative effect of change in accounting principle, net of tax

14,518

6,654

(3,131)

 Cumulative effect of change in accounting principle, net of tax benefit of $471

(874)

-

-

Net income (loss)

$

13,644

$

6,654

$

(3,131)

(1) See Note 18.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands, except share data)

 December 31, 2004 -
As Restated (1)

 December 31, 2003 -
As Restated (1)

ASSETS

Investments:

 Fixed maturity securities available-for-sale at fair value (amortized cost of $1,810,764 and $1,747,123 in 2004 and 2003, respectively)

$

1,846,019

$

1,796,351

Mortgage loans

136,561

107,996

Policy loans

153

274

Cash and cash equivalents

43,262

64,336

Total investments

2,025,995

1,968,957

Accrued investment income

19,244

20,070

Deferred policy acquisition costs

66,690

59,607

Goodwill

37,788

37,788

Receivable for investments sold

5,383

33,640

Reinsurance receivable

6,381

9,146

Other assets

3,637

6,558

Separate account assets

647,184

580,203

Total assets

$

2,812,302

$

2,715,969

LIABILITIES

Contractholder deposit funds and other policy liabilities

$

1,774,281

$

1,719,446

Future contract and policy benefits

49,813

48,760

Deferred federal income taxes

4,949

3,843

Payable for investments purchased

25,918

58,682

Other liabilities and accrued expenses

8,624

6,883

Separate account liabilities

647,184

580,203

Total liabilities

2,510,769

2,417,817

Commitments and contingencies - Note 17

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;

6,001 shares issued and outstanding

2,100

2,100

Additional paid-in capital

239,963

239,963

Accumulated other comprehensive income

14,483

24,746

Retained earnings

44,987

31,343

Total stockholder's equity

301,533

298,152

Total liabilities and stockholder's equity

$

2,812,302

$

2,715,969

(1) See Note 18.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31

 2004 - As
Restated (1)

 2003 - As
Restated (1)

2002

Net income (loss)

$

13,644

$

6,654

$

(3,131)

Other comprehensive income

Net unrealized holding gains on available-for-sale

securities, net of tax and policyholder amounts

1,383

13,621

25,664

Reclassification adjustments of realized investment (gains)

losses into net income, net of tax

(11,646)

(14,191)

1,853

Other comprehensive (loss) income

(10,263)

(570)

27,517

Comprehensive income

$

3,381

$

6,084

$

24,386

(1) See Note 18.

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

Balance at December 31, 2001

$

2,100

$

194,963

$

(2,201)

$

27,820

$

222,682

Net loss

(3,131)

(3,131)

Other comprehensive income

27,517

27,517

Capital contribution

45,000

45,000

Balance at December 31, 2002

2,100

239,963

25,316

24,689

292,068

Net income - As Restated (1)

6,654

6,654

Other comprehensive loss

(570)

(570)

 Balance at December 31, 2003 -
As Restated (1)

2,100

239,963

24,746

31,343

298,152

Net income - As Restated (1)

13,644

13,644

Other comprehensive loss

(10,263)

(10,263)

 Balance at December 31, 2004 -
As Restated (1)

$

2,100

$

239,963

$

14,483

$

44,987

$

301,533

(1) See Note 18.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31

 2004 - As
Restated (1)

 2003 - As
Restated (1)

2002

Cash Flows From Operating Activities

Net income (loss)

$

13,644

$

6,654

$

(3,131)

Adjustments to reconcile net income (loss) to net cash

provided by operating activities:

Amortization of discount and premiums

11,239

13,252

11,281

Amortization of deferred policy acquisition costs

5,763

7,390

8,157

Net realized (gains) losses on investments

(9,301)

(10,647)

7,265

Interest credited to contractholder deposit funds

78,220

78,432

62,830

Deferred federal income taxes

7,185

4,971

(1,984)

Cumulative effect of change in accounting principle, net

of tax

874

-

-

Changes in assets and liabilities:

Deferred acquisition costs

(15,086)

(28,231)

(31,994)

Accrued investment income

826

(2,720)

(5,087)

Other, net

6,549

(34,752)

17,530

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

(1) See Note 18.

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31

 2004 - As
Restated (1)

 2003 - As
Restated (1)

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

(1) See Note 18.

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

Policy loans are carried at the amount of the outstanding principal balance. The loans are collateralized by the respective insurance policy and do not exceed the net cash surrender value of the policy.

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

Operating Expenses

Operating expenses primarily represent allocated compensation and general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

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

Effects of Adoption

The cumulative effect, reported after tax and net of related effects on DAC, upon adoption of SOP 03-1 at January 1, 2004, decreased net income and stockholder's equity by $0.9 million.  The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pretax, and a decrease in DAC of $0.5 million, pretax.

In October 2004, the AICPA issued a technical bulletin on financial accounting and reporting issues related to SOP 03-1.  Upon adoption of the guidance in the technical bulletin, the Company restated the amount of the cumulative effect of change in accounting principle in the accompanying financial statements from the amount previously reported in earlier quarters ($0.2 million).  The previously reported 2004 quarterly unaudited financial information has also been restated in Item 8 of this Form 10-K/A to reflect the implementation of the technical bulletin provisions.

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

Fixed maturities with an amortized cost of approximately $0.4 million at December 31, 2004 and 2003, respectively, were on deposit with governmental authorities as required by law.

As of December 31, 2004, 96.0% of the Company's fixed maturities were investment grade.  Investment grade securities are those that are rated "BBB" or better by nationally recognized rating agencies.  During 2004, 2003 and 2002, the Company incurred realized losses totaling $0.7 million, $1.1 million, and $4.8 million, respectively, for other-than-temporary impairments.  During 2004, 2003 and 2002, $0.1 million, $0.3 million and $0.2 million, respectively, of the prior years' losses were recovered through disposition and are included in realized gains.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2004 is as follows (in 000's):

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2003 is as follows (in 000's):

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
Restated

 2003
Restated

2002

Federal income tax expense (benefit):

Current

$

124

$

(1,996)

$

274

Deferred

7,105

5,145

(1,984)

Total

$

7,229

$

3,149

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

 2004
Restated

 2003
Restated

2002

Expected federal income tax expense (benefit)

$

7,640

$

3,431

$

(1,695)

Other

(411)

(282)

(15)

Federal income tax expense (benefit)

$

7,229

$

3,149

$

(1,710)

The net deferred income tax liability represents the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  The components of the Company's deferred tax assets and liabilities as of December 31 were as follows (in 000's):

 2004
Restated

 2003
Restated

Deferred tax assets:

Actuarial liabilities

$

24,794

$

21,583

Net operating loss

1,357

4,856

Total deferred tax assets

26,151

26,439

Deferred tax liabilities:

Investments, net

(13,705)

(17,033)

Deferred policy acquisition costs

(13,488)

(10,513)

Other

(3,907)

(2,736)

Total deferred tax liabilities

(31,100)

(30,282)

Net deferred tax liabilities

$

(4,949)

$

(3,843)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

10. FEDERAL INCOME TAXES (Continued)

For periods prior to 2003, payments were made under certain tax sharing agreements with affiliates that required each company to calculate its liability as if it filed a separate return.  Sun NY Predecessor had cash payments to Sun Life U.S. for federal income taxes of approximately $2.7 million for the year ended December 31, 2002 and had cash received of approximately $2.0 million for the year ended December 31, 2003.  Similarly, KBL paid approximately $0.6 million to Keyport for federal income taxes for the year ended December 31, 2002 and received approximately $1.0 million from Keyport for the year ended December 31, 2003.  At December 31, 2004, the Company had $3.9 million of net operating loss carryforwards which will expire, if unused, in 2017.

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

Less reinsurance receivable

(9,146)

(6,621)

Net balance at January 1

22,191

17,673

Incurred related to:

Current year

20,889

14,711

Prior years

910

(69)

Total incurred

21,799

14,642

Paid losses related to:

Current year

(12,009)

(5,867)

Prior years

(5,791)

(4,258)

Total paid

(17,800)

(10,125)

Balance at December 31

32,571

31,337

Less reinsurance receivable

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

For the Years Ended December 31, 2004, 2003 and 2002

12. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31, were as follow (in 000's):

 2004
Restated

 2003
Restated

Balance at January 1

$ 59,607

$ 46,567

Acquisition costs deferred

15,078

28,231

Amortized to expense during year

(6,188)

(7,390)

Adjustment for unrealized investment gains

during year

(1,807)

(7,801)

Balance at December 31

$ 66,690

$ 59,607

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

(Restated)

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$

116,274

$

34,908

$

836

$

(279)

$

151,739

Total Expenditures

96,973

31,605

1,386

(54)

129,910

Pretax Income (Loss)

19,301

3,303

(550)

(225)

21,829

Net Income (Loss)

$

11,766

$

2,147

$

(357)

$

88

$

13,644

Total Assets

$

2,735,845

$

53,131

$

2,043

$

21,283

$

2,812,302

Year ended December 31, 2003

(Restated)

Wealth

Group

Individual

Management

Protection

Protection

Corporate

Totals

Total Revenues

$

108,427

$

26,609

$

873

$

2,485

$

138,394

Total Expenditures

102,327

25,712

713

(161)

128,591

Pretax Income

6,100

897

160

2,646

9,803

Net Income

$

4,088

$

608

$

113

$

1,845

$

6,654

Total Assets

$

2,632,557

$

46,535

$

1,460

$

35,417

$

2,715,969

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

16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of December 31 were as follows (in 000's):

2004

2003

Unrealized gains on available-for-sale securities

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

18.  RESTATEMENT

Subsequent to the issuance of its 2004 financial statements, the Company determined that DAC and amortization of DAC were misstated.  As a result, the accompanying 2004 and 2003 financial statements have been restated from the amounts previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.  A summary of the significant effects of the restatement is as follows (in 000's):

2004

2003

As Previously

As Previously

Reported

As Restated

Reported

As Restated

Statements of Operations

For the year ended December 31:

Amortization of deferred policy acquisition costs

$ 5,224

$ 5,763

$ 17,501

$ 7,390

Total benefits and expenses

$ 129,371

$ 129,910

$ 138,702

$ 128,591

Income (loss) before income tax expense (benefit)

and cumulative effect of change in accounting

principle

$ 22,368

$ 21,829

$ (308)

$ 9,803

Federal income tax expense (benefit)

$ 7,418

$ 7,229

$ (390)

$ 3,149

Income (loss) before cumulative effect of change in

accounting principle, net of tax

$ 14,868

$ 14,518

$ 82

$ 6,654

   Cumulative effect of change in accounting
principle, net of tax

$ (382)

$ (874)

$ -

$ -

Net income

$ 14,486

$ 13,644

$ 82

$ 6,654

2004

2003

As Previously

As Previously

Reported

As Restated

Reported

As Restated

Balance Sheets

At December 31:

Deferred policy acquisition costs

$ 57,877

$ 66,690

$ 49,496

$ 59,607

Total assets

$ 2,803,489

$ 2,812,302

$ 2,705,858

$ 2,715,969

Deferred federal income taxes

$ 1,866

$ 4,949

$ 304

$ 3,843

Total liabilities

$ 2,507,686

$ 2,510,769

$ 2,414,278

$ 2,417,817

Retained earnings

$ 39,257

$ 44,987

$ 24,771

$ 31,343

Total stockholder's equity

$ 295,803

$ 301,533

$ 291,580

$ 298,152

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

18.  RESTATEMENT (continued)

2004

2003

As Previously

As Previously

Reported

As Restated

Reported

As Restated

Statements of Comprehensive Income

For the year ended December 31:

Net income

$ 14,486

$ 13,644

$ 82

$ 6,654

Comprehensive income (loss)

$ 4,223

$ 3,381

$ (488)

$ 6,084

2004

2003

As Previously

As Previously

Reported

As Restated

Reported

As Restated

Statements of Stockholder's Equity

For the year ended December 31:

Net income

$ 14,486

$ 13,644

$ 82

$ 6,654

Retained earnings

$ 39,257

$ 44,987

$ 24,771

$ 31,343

Total stockholder's equity

$ 295,803

$ 301,533

$ 291,580

$ 298,152

2004

2003

As Previously

As Previously

Reported

As Restated

Reported

As Restated

Statements of Cash Flows

For the year ended December 31:

Cash Flows From Operating Activities

Net income

$ 14,486

$ 13,644

$ 82

$ 6,654

Adjusments to reconcile net income to net cash

Provided by (used in) operating activities:

Amortization of deferred policy acquisition costs

$ 5,224

$ 5,763

$ 17,501

$ 7,390

Deferred federal income taxes

$ 7,375

$ 7,185

$ 1,432

$ 4,971

   Cumulative effect of change in accounting principle,
net of tax

$ 382

$ 874

$ -

$ -

19. SUBSEQUENT EVENT

As described in Note 17, the Company is cooperating with the SEC in its continuing investigations and examinations with respect to various issues.  As a result of these investigations and examinations, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company.  At this time, management cannot reasonably estimate an amount to be recorded in the Company's financial statements.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

As discussed in Note 18, the accompanying 2004 and 2003 financial statements and financial statement schedules have been restated.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 18, 2005

(April 29, 2005 as to Note 19 and the effects of the restatement discussed in Note 18.)

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

(Restated)

March 31

June 30

September 30

December 31

Premiums and other revenue

$

12,362

$

11,605

$

11,745

$

12,856

Net investment income and net realized gains

26,861

23,299

26,355

26,656

39,223

34,904

38,100

39,512

Policyholder and other expenses

34,370

30,706

31,392

33,442

Income before taxes

4,853

4,198

6,708

6,070

Net income

$

2,198

$

2,729

$

4,360

$

4,357

2003 Quarters

(Restated)

March 31

June 30

September 30

December 31

Premiums and other revenue

$

9,060

$

10,985

$

11,571

$

10,829

Net investment income and net realized gains

23,249

26,394

21,457

24,849

32,309

37,379

33,028

35,678

Policyholder and other expenses

31,414

30,194

36,606

30,377

Income (loss) before taxes

895

7,185

(3,578)

5,301

Net income (loss)

$

583

$

4,669

$

(2,325)

$

3,727

The following is a tabulation of the Company's restated unaudited quarterly results of operations as a result of the restatement described in Note 18 to the Company's financial statements included in Item 8 of this Form 10-K/A (in 000's):

September 30, 2003

As Previously

Reported

As Restated

Policyholder and other expenses

$47,012

$36,606

Income (loss) before taxes

$(13,984)

$(3,578)

Net income (loss)

$(9,089)

$(2,325)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Quarterly Financial Data (Unaudited)(continued)

December 31, 2003

As Previously

Reported

As Restated

Policyholder and other expenses

$ 30,082

$ 30,377

Income (loss) before taxes

$ 5,596

$ 5,301

Net income (loss)

$ 3,919

$ 3,727

March 31, 2004

As Previously

Reported

As Restated

Policyholder and other expenses

$ 33,830

$ 34,370

Income (loss) before taxes

$ 5,393

$ 4,853

Net income (loss)

$ 3,042

$ 2,198

June 30, 2004

As Previously

Reported

As Restated

Policyholder and other expenses

$ 30,712

$ 30,706

Income (loss) before taxes

$ 4,192

$ 4,198

Net income (loss)

$ 2,725

$ 2,729

September 30, 2004

As Previously

Reported

As Restated

Policyholder and other expenses

$ 31,069

$ 31,392

Income (loss) before taxes

$ 7,031

$ 6,708

Net income (loss)

$ 4,570

$ 4,360

December 31, 2004

As Previously

Reported

As Restated

Policyholder and other expenses

$ 33,760

$ 33,442

Income (loss) before taxes

$ 5,752

$ 6,070

Net income (loss)

$ 4,149

$ 4,357

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events have occurred which are required to be reported by Item 304 of Regulation S-K.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Form 10-K/A, the Company's management carried out a re-evaluation under the supervision and with the participation of the Company's principal executive officer and principal financial officer, as of December 31, 2004, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon this re-evaluation, management concluded that the Company's disclosure controls and procedures were not effective because of the error related to deferred policy acquisition costs ("DAC") described below under "Restatement."

Restatement

The restatement of the Company's financial statements for the years ended December 31, 2004 and 2003 follows the identification of certain errors related to DAC and the related amortization of DAC, as described in Note 18 to the Company's financial statements included in Item 8 of this Form 10-K/A.  After giving effect to the adjustments described in Note 18, the Company's management believes that the financial statements included in this Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

The DAC error was identified as part of an analytical review during the course of the Company's financial closing process for the quarterly period ended March 31, 2005.  The inaccuracy was traced back to the amount of DAC in the Company's financial statements beginning with the quarterly period ended September 30, 2003.  During that quarter, the Company converted to a new system that calculated DAC and the related amortization.  An error occurred in connection with the summarization of the new system's calculation of DAC for certain policies of KBL, which merged with and into the Company on December 31, 2002.  Specifically, a block of policies was incorrectly attributed to Keyport, rather than to KBL.  The DAC error was not attributable to any fraud or misconduct by the Company or any of its employees.

Management's Remediation Plan

In response to the matters discussed under "Restatement" above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the development of additional policies and procedures to improve the Company's disclosure controls and procedures and internal control over financial reporting.   With respect to the DAC error, the Company plans to implement specific measures requiring all similar system conversions to include specific review and testing of data and reports by specific legal entities (i.e., KBL, Keyport) and to require documentation evidencing proof of such review and testing in order to provide reasonable assurance that similar errors will not occur in the future.  Management believes that the DAC error was the result of a material weakness in the Company's internal control over financial reporting and has discussed the matter with the Audit Committee of the Company's Board of Directors and the Company's independent registered public accounting firm.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 9A.  CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.  The discussion under "Management's Remediation Plan" above describes planned changes to the Company's internal control over financial reporting subsequent to December 31, 2004 that have or will materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   OTHER INFORMATION.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements (set forth in Item 8):

-Statements of Operations for each of the three years ended December 31, 2004 (restated), December 31, 2003 (restated) and December 31, 2002.

-Balance Sheets at December 31, 2004 (restated) and December 31, 2003 (restated).

-Statements of Comprehensive Income for each of the three years ended December 31, 2004 (restated), December 31, 2003 (restated) and December 31, 2002.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2004 (restated), December 31, 2003 (restated) and December 31, 2002.

-Statements of Cash Flow for each of the three years ended December 31, 2004 (restated), December 31, 2003 (restated) and December 31, 2002.

-Notes to Financial Statements, Years Ended December 31, 2004 (restated), 2003 (restated) and 2002.

-Report of Independent Registered Public Accounting Firm.

-Supplementary financial information.

 (a)(2) Financial statement schedules (set forth below):

-Schedule I-Summary of Investments, Other than Investments in Affiliates.

-Schedule III-Supplementary Insurance Information (restated).

-Schedule IV-Summary of Reinsurance.

Financial statement schedules not included in this Form 10-K/A have been omitted because the required information either is not applicable or is presented in the financial statements or notes thereto.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III

Supplementary Insurance Information

(in 000's)

Future Policy Benefits,

Other Policy Claims

Deferred

Claims, Deposit Funds

and Benefits

Segment

Acquisition Costs (3)

and Policy Liabilities

Payable(1)

Wealth Management

2004

$

66,690

$

1,785,667

$

-

2003

59,607

1,732,433

-

Group Protection

2004

$

-

$

35,774

$

4,633

2003

-

34,151

4,124

Individual Protection

2004

$

-

$

2,653

$

-

2003

-

1,622

-

Corporate

2004

$

-

$

-

$

-

2003

-

-

-

Benefits,

Claims, Losses

Amortization

Other

Net Investment

And Settlement

of Deferred

Operating

Segment

Income (2)

Expenses

Acquisition Costs (3)

Expenses

Wealth Management

2004

$

91,765

$

82,393

$

5,763

$

8,817

2003

80,678

86,575

7,390

8,362

2002

73,083

68,534

8,157

12,403

Group Protection

2004

$

1,794

$

21,955

$

-

$

9,650

2003

1,669

17,813

-

7,900

2002

1,986

10,382

-

5,247

Individual Protection

2004

$

21

$

494

$

-

$

893

2003

14

695

-

17

2002

35

342

-

8

Corporate

2004

$

290

$

-

$

-

$

(54)

2003

2,941

-

-

(161)

2002

(257)

-

-

(679)

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

(3) The 2004 and 2003 amounts have been restated as discussed in Note 18.

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

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED).

(a) (3) Exhibits required by Item 601 of Regulation S-K:

The following Exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No.

3.1

Charter of Sun Life Insurance and Annuity Company of New York, as amended through May 10, 2004 (Incorporated herein by reference to Registrant's Form 10-Q, File No. 033-01079, filed on May 14, 2004)

3.2

By-laws of Sun Life Insurance and Annuity Company of New York, as amended April 30, 2004 (Incorporated herein by reference to Registrant's Form 10-Q, File No. 033-01079, filed on May 14, 2004)

4.1

Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 33-41629, filed on April 28, 1998)

4.2

Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-5037, filed March 29, 2000)

14

Omitted pursuant to Instruction I(2)(c) to Form 10-K

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (c) Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b):

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

May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Salipante

President and Director

May 2, 2005

Robert C. Salipante

(Principal Executive Officer)

/s/ Gary Corsi

 Vice President and Chief Financial Officer
and Director

May 2, 2005

Gary Corsi

(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott M. Davis

Director

May 2, 2005

Scott M. Davis

/s/ Thomas A. Bogart

Director

May 2, 2005

Thomas A. Bogart

/s/ Paul W. Derksen

Director

May 2, 2005

Paul W. Derksen

/s/ Leila Heckman

Director

May 2, 2005

Leila Heckman

/s/ Donald B. Henderson, Jr.

Director

May 2, 2005

Donald B. Henderson, Jr.

/s/ Mary Fay

Director

May 2, 2005

Mary Fay

/s/ Peter R. O'Flinn

Director

May 2, 2005

Peter R. O'Flinn

/s/ C. James Prieur

Director

May 2, 2005

C. James Prieur

/s/ Barbara Z. Shattuck

Director

May 2, 2005

Barbara Z. Shattuck

/s/ David K. Stevenson

Director

May 2, 2005

David K. Stevenson

/s/ Donald A. Stewart

Director

May 2, 2005

Donald A. Stewart

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.