Form 10-Q
period 2005-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2005-05-16
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers:
March 31, 2005	33-1079, 33-58482, 333-77281 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115	New York, NY	10165
(Address of principal executive offices)		(Zip Code)

(212) 922-9242

(Registrant's telephone number, including area code)

122 East 42nd Street, Suite 1900, New York, NY 10017

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

Registrant has 6,001 shares of common stock outstanding on May 16, 2005, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

For the three months ended March 31,
	Unaudited
	2005	2004 - As Restated (1)
Revenues

Premiums and annuity considerations	$8,501	$8,137
Net investment income	22,931	22,803
Net realized investment (losses) gains	(118)	4,058
Fee and other income	3,499	4,225

Total revenues	34,813	39,223

Benefits and Expenses

Policyowner benefits	6,183	7,473
Interest credited	19,594	19,697
Other operating expenses	6,595	5,161
Amortization of deferred policy acquisition costs	2,486	2,039

Total benefits and expenses	34,858	34,370

(Loss) income before income tax (benefit) expense and cumulative effect of change in accounting principle	(45)	4,853

Income tax (benefit) expense	(16)	1,781

(Loss) income before cumulative effect of change in accounting principle, net of tax	(29)	3,072

Cumulative effect of change in accounting principle, net of tax benefit of $471	-	(874)

Net (loss) income	$(29)	$2,198

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
	March 31, 2005	December 31, 2004
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,795,686 and $1,810,764 in 2005 and 2004, respectively)	$1,804,937	$1,846,019
Mortgage loans	136,078	136,561
Policy loans	190	153
Cash and cash equivalents	51,642	43,262

Total investments	1,992,847	2,025,995

Accrued investment income	20,707	19,244
Deferred policy acquisition costs	75,876	66,690
Deferred federal income taxes	1,426	-
Goodwill	37,788	37,788
Receivable for investments sold	32,155	5,383
Reinsurance receivable	5,613	6,381
Other assets	6,964	3,637
Separate account assets	639,010	647,184

Total assets	$2,812,386	$2,812,302

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,756,918	$1,774,281
Future contract and policy benefits	48,062	49,813
Deferred federal income taxes	-	4,949
Payable for investments purchased	58,135	25,918
Other liabilities and accrued expenses	19,398	8,624
Separate account liabilities	639,010	647,184

Total liabilities	$2,521,523	$2,510,769

Commitments and contingencies - Note 6

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$2,100	$2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	3,842	14,483
Retained earnings	44,958	44,987

Total stockholder's equity	$290,863	$301,533

Total liabilities and stockholder's equity	$2,812,386	$2,812,302

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

For the three months ended March 31,
	Unaudited
	2005	2004 - As Restated (1)

Net (loss) income	$(29)	$2,198
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(10,496)	14,408
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(145)	(3,727)
Other comprehensive (loss) income	(10,641)	10,681

Comprehensive (loss) income	$(10,670)	$12,879

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2005

Unaudited
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Comprehensive loss:
Net loss				(29)	(29)
Other comprehensive loss			(10,641)		(10,641)

Balance at March 31, 2005	$2,100	$239,963	$3,842	$44,958	$290,863

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,
	Unaudited
	2005	2004 - As Restated (1)
Cash Flows From Operating Activities:
Net (loss) income	$(29)	$2,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount and premiums	2,160	3,043
Amortization of deferred policy acquisition costs	2,486	2,039
Net realized losses (gains) on investments	118	(4,058)
Interest credited to contractholder deposits	19,594	19,697
Deferred federal income taxes	(647)	1,469
Cumulative effect of changes in accounting principle, net of tax	-	874
Changes in assets and liabilities:
Deferred acquisition costs	(2,038)	(4,735)
Accrued investment income	(1,463)	348
Other, net	8,332	3,368
Future contract and policy benefits	(1,751)	1,373

Net cash provided by operating activities	26,762	25,616

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	209,025	12,268
Mortgage loans	1,783	5,400
Purchases of:
Available-for-sale fixed maturities	(196,224)	(34,799)
Mortgage loans	(1,300)	(20,425)
Net change in payable/receivable of investments purchased and sold	5,445	(3,672)
Net change in policy loans	(37)	11

Net cash provided by (used in) investing activities	$18,692	$(41,217)

Continued on next page

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,
	Unaudited
	2005	2004 - As Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$13,236	$46,147
Withdrawals from contractholder deposit funds	(50,008)	(37,329)
Other, net	(302)	278

Net cash (used in) provided by financing activities	(37,074)	9,096

Net change in cash and cash equivalents	8,380	(6,505)

Cash and cash equivalents, beginning of period	43,262	64,336

Cash and cash equivalents, end of period	$51,642	$57,831

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York (the "Company") is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, group stop-loss and group disability insurance contracts. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers. The Company is a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. SLOC continues to be a direct wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates are those used in determining fair value of financial instruments, goodwill, deferred policy acquisition costs ("DAC"), the liabilities for future policyholder benefits and other-than-temporary impairments of investments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

2. RESTATEMENT

Subsequent to the issuance of its 2004 financial statements, the Company determined that DAC and amortization of DAC were misstated. As a result, the accompanying 2004 financial statements have been restated from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004. A summary of the significant effects of the restatement is as follows (in 000's):
For the three months ended:	March 31, 2004
As Previously
	Reported	As Restated

Condensed Statement of Operations

Total benefits and expenses	$ 33,830	$ 34,370
Income before taxes	$ 5,393	$ 4,853
Income before cumulative effect of change in accounting principle	$ 3,423	$ 3,072
Net income	$ 3,042	$ 2,198

Additionally, the Company restated the amount of the cumulative effect of the change in accounting principle in the accompanying financial statements from the amount previously reported in its March 31, 2004 financial statements to give effect to an October 2004 American Institute of Certified Public Accountants ("AICPA") Technical Bulletin addressing financial accounting and reporting issues related to AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated into the preparation of the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued financial statements for March 31, 2004 reported the cumulative effect of the change in accounting principle as a reduction to net income of $0.2 million. After consideration of the AICPA Technical Bulletin and the above noted error in DAC, the cumulative effect of the adoption of SOP 03-1 has been determined to be $0.9 million, net of tax, as of March 31, 2004.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

3. RELATED PARTY TRANSACTIONS

The Company has agreements with Sun Life U.S. and certain affiliates, under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $4.1 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

The Company paid $275,000 and $79,000 for the three months ended March 31, 2005 and 2004, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.7 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $0.6 million for the three months ended March 31, 2005 in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate.

Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

4. REINSURANCE

The effects of reinsurance for the three months ended March 31 were as follows (in 000's):

	2005	2004

Insurance premiums:
Direct	$8,995	$8,679
Ceded - Affiliated	-	-
Ceded - Non-affiliated	494	542
Net Premiums	$8,501	$8,137

Insurance and other individual policy benefits, and claims:
Direct	$6,474	$8,737
Ceded - Affiliated	-	995
Ceded - Non-affiliated	291	269
Net policy benefits and claims	$6,183	$7,473

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. SEGMENT INFORMATION

The Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker. Net investment income is allocated based on segmented assets by line of business. The Company does not materially depend on one or a few customers, brokers or agents for a significant portion of its operations.

Wealth Management

The Wealth Management Segment markets, sells and administers individual and group fixed and variable annuity products.

Group Protection

The Group Protection Segment markets, sells and administers group life insurance, stop-loss insurance, long-term disability and short-term disability products. These products are sold to employers that provide group benefits for their employees.

Individual Protection

The individual insurance products offered by the Individual Protection Segment are universal life, variable universal life and conversions from the Company's group life product.

Corporate

The Corporate segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000's):
Three months ended March 31, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$25,724	$8,691	$329	$69	$34,813
Total benefits and expenses	25,467	8,633	462	296	34,858
(Loss) income before income tax (benefit) expense and cumulative effect of change	257	58	(133)	(227)	(45)
Net (loss) income	$167	$38	$(86)	$(148)	$(29)

Three months ended March 31, 2004 - As Restated (See Note 2)

Total revenues	$30,959	$7,951	$257	$56	$39,223
Total benefits and expenses	25,722	8,456	164	28	34,370
(Loss) income before income tax (benefit) expense and cumulative effect of change	5,237	(505)	93	28	4,853
Net (loss) income	$2,447	$(328)	$60	$19	$2,198

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

6. COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory and Industry Developments

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the U.S. Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters.

As a result of these investigations and examinations, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company. Although Sun Life U.S. has accrued for the potential settlement, management cannot reasonably estimate an amount to be recorded in the Company's financial statements at this time.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements. While it is not possible to predict the final outcome of these matters, management expects that their ultimate resolution will not be material to the financial condition of the Company.

Litigation, Income Taxes and Other Matters

Other than as described immediately above, the Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company also has agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability. Accordingly, no liability has been recorded for these agreements in the accompanying financial statements.

7. LIABILITIES FOR CONTRACT GUARANTEES

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The table below represents information regarding the Company's variable annuity contracts with guarantees at March 31, 2005 (in 000's):

Benefit Type	Account Balance	Net Amount at Risk	Average Attained Age
Minimum Death	$790,918	$69,852	64.4
Minimum Income	$-	$-	-
Minimum Accumulation or Withdrawal	56,341	$111	59.0

The following summarizes the reserve for the minimum guaranteed death benefit at March 31, 2005 (in 000's):

Minimum Guaranteed Death Benefit

Balance at December 31, 2004	$533
Incurred guaranteed benefits	144
Paid guaranteed benefits	(235)
Interest	-

Balance at March 31, 2005	$442

There was no requirement for a reserve for guaranteed minimum income benefits as of March 31, 2005 and December 31, 2004.

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

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant's attained age.

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recognized at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit constituted a receivable in the amount of $0.1 million and $0.2 million at March 31, 2005 and December 31, 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Quarterly Report on Form 10-Q ("Form 10-Q"), the registrant, Sun Life Insurance and Annuity Company of New York ("the Company") elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Statements of Operations between the three months ended March 31, 2005 and March 31, 2004.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
o	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

o	Changes in interest rates and market conditions.

o	Regulatory and legislative developments.

o	Developments in consumer preferences and behavior patterns.

Restatement

As discussed in Note 2 to the unaudited condensed financial statements, the 2004 financial statements have been restated. This discussion and analysis gives effect to the restatement.

CRITICAL ACCOUNTING POLICIES

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. There were no changes in assumptions for the three months ended March 31, 2005. These changes in assumptions resulted in a decrease in DAC amortization of $(1.3) million for the three months ended March 31, 2004.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive (loss) income. DAC decreased by $(2.9) million and $(14.9) million for the unrealized gains at March 31, 2005 and December 31, 2004, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

Net Income

The Company's net (loss) income was $(29,000) and $2.2 million for the three-months ended March 31, 2005 and 2004, respectively. The decrease in income was primarily attributed to operating results in the Wealth Management Segment, as discussed below.

Results of Operations By Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the three months ended March 31, 2005 and 2004, respectively (in 000's):

Wealth Management Segment

	2005	2004 - As Restated

Total Revenues	$25,724	$30,959
Total Expenditures	25,467	25,722
Pretax Income	257	5,237

Net Income	$167	$2,447

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

REVENUES

Total revenues were $25.7 million and $31.0 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $5.3 million was primarily due to the following:

Investment income - remained consistent at $22.1 million for the three months ended March 31, 2005 and 2004, respectively. The 2005 result in comparison with the prior year reflects a lower average investment yield ($0.8 million) offset by an increase in average invested assets ($0.8 million).

Realized investment gains - were $0.1 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

Fee and other income - was $3.5 million and $4.4 million for the three months ended March 31, 2005 and 2004, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $2.3 million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. Variable product fees represented 1.43% and 1.41% of the average variable annuity separate account balances for the three months ended March 31, 2005 and 2004, respectively. Average separate account assets were $643.1 million and $589.5 million for the three months ended March 31, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Fee and other income (continued)

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $0.7 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

BENEFITS AND EXPENSES

Total benefits and expenditures were $25.5 million and $25.7 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $0.2 million was primarily due to the following:

Policyholder benefits - were $0.4 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. The $1.0 million decrease in 2005 compared to 2004 was primarily due to a decrease in minimum death benefits on variable annuity contracts.

Interest credited - to policyholders was $19.6 million and $19.7 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $0.1 million during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was the result of a lower average interest credited rate ($0.4 million) offset by an increase in average policyholder balances ($0.3 million).

Other operating expenses - were $2.9 million and $2.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $0.4 million occurred primarily within general operating expenses due to higher allocated operating expenses.

Amortization of deferred policy acquisition costs - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $2.5 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively.

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $(1.3) million for the three months ended March 31, 2004. There were no changes in assumptions for the three months ended March 31, 2005.

Group Protection Segment

	2005	2004

Total Revenues	$8,691	$7,951
Total Expenditures	8,633	8,456
Pretax Income (Loss)	58	(505)

Net Income (Loss)	$38	$(328)

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax income (loss) of $0.1 million and $(0.5) million for the three months ended March 31, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment (continued)

Total revenues for the three months ended March 31, 2005 increased by $0.7 million in comparison to the three months ended March 31, 2004. The increase in revenue was due to higher (lower) premiums in the group life insurance, long-term disability, and stop-loss lines of business of $1.1 million, $0.5 million, and $(0.9) million, respectively.

Total expenditures for the three months ended March 31, 2005 increased by $0.2 million in comparison to the three months ended March 31, 2004, which was primarily attributed to an increase in the allocation of operating expenses.

Individual Protection Segment

	2005	2004

Total Revenues	$329	$257
Total Expenditures	462	164
Pretax (Loss) Income	(133)	93

Net (Loss) Income	$(86)	$60

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax (loss) income was $(133,000) and $93,000 for the three months ended March 31, 2005 and 2004, respectively.

Corporate Segment

	2005	2004

Total Revenues	$69	$56
Total Expenditures	296	28
Pretax (Loss) Income	(227)	28

Net (Loss) Income	$(148)	$19

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax (loss) income within the Corporate Segment was $(227,000) and $28,000 for the three months ended March 31, 2005 and 2004, respectively.

The decrease in net income was mainly due to an increase in the allocation of operating expenses of $268,000.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC's") rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Form 10-Q, the Company's management carried out an evaluation under the supervision and with the participation of the Company's principal executive officer and principal financial officer, as of March 31, 2005, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were not effective because of the error related to DAC described below under "Restatement."

Restatement

As previously disclosed in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004, the Company restated its financial statements for the years ended December 31, 2004 and 2003 and selected financial data for the quarterly periods ended December 31, 2004, September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003 following the identification of certain errors related to DAC and the related amortization of DAC.

The DAC error was identified as part of an analytical review during the course of the Company's financial closing process for the quarterly period ended March 31, 2005. The inaccuracy was traced back to the amount of DAC in the Company's financial statements beginning with the quarterly period ended September 30, 2003. During that quarter, the Company converted to a new system that calculated DAC and the related amortization. An error occurred in connection with the summarization of the new system's calculation of DAC for certain policies of Keyport Benefit Life Insurance Company ("KBL"), which merged with and into the Company on December 31, 2002. Specifically, a block of policies was incorrectly attributed to Keyport Life Insurance Company ("Keyport"), rather than to KBL. Keyport merged with and into the Company's direct parent, Sun Life Assurance Company of Canada (U.S.), on December 31, 2003. The DAC error was not attributable to any fraud or misconduct by the Company or any of its employees.

Management's Remediation Plan

In response to the matters discussed under "Restatement" above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the development of additional policies and procedures to improve the Company's disclosure controls and procedures and internal control over financial reporting. With respect to the DAC error, the Company plans to implement specific measures requiring all similar system conversions to include specific review and testing of data and reports by specific legal entities (i.e., KBL, Keyport) and to require documentation evidencing proof of such review and testing in order to provide reasonable assurance that similar errors will not occur in the future. Management believes that the DAC error was the result of a material weakness in the Company's internal control over financial reporting and has discussed the matter with the Audit Committee of the Company's Board of Directors and the Company's independent registered public accounting firm. Until management's remediation plan is fully implemented, the Company's Finance and Actuarial functions are examining the DAC summarizations to verify that DAC is attributed to the appropriate legal entity. The Company's unaudited condensed financial statements included in Part I, Item 1 of this Form 10-Q were prepared after the DAC error was detected and corrected.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 4. Controls and Procedures (continued).

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The discussion under "Management's Remediation Plan" above describes changes to the Company's internal control over financial reporting subsequent to March 31, 2005 that have or will materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and are cooperating with respect to these matters.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the SEC and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. The Company is cooperating with the SEC in these matters.

As a result of these investigations and examinations, the Company is engaged in discussions with the SEC that may lead to settled administrative actions involving the Company. Although Sun Life U.S. has accrued for the potential settlement, management cannot reasonably estimate an amount to be recorded in the Company's financial statements at this time.

In addition, the SEC and other regulators have conducted or are conducting investigations and examinations of certain of the Company's affiliates relating to various issues, including market timing and late trading of mutual funds and variable insurance products, directed brokerage, revenue-sharing and other arrangements with distributors, and recordkeeping requirements. While it is not possible to predict the final outcome of these matters, management expects that their ultimate resolution will not be material to the financial condition of the Company.

The Company is engaged in various kinds of routine litigation incidental to the Company's business which, in management's judgment, is not expected to be material to the business or financial condition of the Company.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information.

None.

(b) None.

Item 6. Exhibits.

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

Sun Life Insurance and Annuity Company of New York (Registrant)

May 16, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

May 16, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer