Form 10-Q
period 2005-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2005-08-12
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers
June 30, 2005	33-1079, 33-58482, 333-77281 and 333-09141

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115	New York, NY	10165
(Address of principal executive offices)		(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on August 12, 2005, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	24

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3:	Defaults Upon Senior Securities	24

Item 4:	Submission of Matters to a Vote of Security Holders	24

Item 5:	Other Information	25

Item 6:	Exhibits	25

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the six months ended June 30,

	Unaudited
	2005	2004 - As Restated (1)
Revenues

Premiums and annuity considerations	$16,810	$16,656
Net investment income	46,190	47,182
Net realized investment gains	523	2,978
Fee and other income	7,021	7,311

Total revenues	70,544	74,127

Benefits and Expenses

Policyowner benefits	13,893	13,404
Interest credited	36,566	38,866
Other operating expenses	12,222	10,209
Amortization of deferred policy acquisition costs	5,491	2,597

Total benefits and expenses	68,172	65,076

Income before income tax expense and cumulative effect of change in accounting principle	2,372	9,051

Income tax expense	830	3,250

Income before cumulative effect of accounting change, net of tax	1,542	5,801

Cumulative effect of accounting change, net of tax benefit of $471	-	(874)

Net income	$1,542	$4,927

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the three months ended June 30,
	Unaudited
	2005	2004 - As Restated (1)
Revenues

Premiums and annuity considerations	$8,309	$8,519
Net investment income	23,259	24,379
Net realized investment gains (losses)	641	(1,080)
Fee and other income	3,522	3,086

Total revenues	35,731	34,904

Benefits and Expenses

Policyowner benefits	7,710	5,931
Interest credited	16,972	19,169
Other operating expenses	5,627	5,048
Amortization of deferred policy acquisition costs	3,005	558

Total benefits and expenses	33,314	30,706

Income before income tax expense	2,417	4,198

Income tax expense	846	1,469

Net income	$1,571	$2,729

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
	June 30, 2005	December 31, 2004
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,778,323 and $1,810,764 in 2005 and 2004, respectively)	$1,805,586	$1,846,019
Mortgage loans	135,067	136,561
Policy loans	184	153
Cash and cash equivalents	62,325	43,262

Total investments	2,003,162	2,025,995

Accrued investment income	18,844	19,244
Deferred policy acquisition costs	68,749	66,690
Goodwill	37,788	37,788
Receivable for investments sold	4,057	5,383
Reinsurance receivable	6,316	6,381
Other assets	5,883	3,637
Separate account assets	650,697	647,184

Total assets	$2,795,496	$2,812,302

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,734,772	$1,774,281
Future contract and policy benefits	50,119	49,813
Deferred federal income taxes	3,973	4,949
Payable for investments purchased	34,356	25,918
Other liabilities and accrued expenses	21,861	8,624
Separate account liabilities	650,697	647,184

Total liabilities	2,495,778	2,510,769

Commitments and contingencies - Note 6

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	11,126	14,483
Retained earnings	46,529	44,987

Total stockholder's equity	299,718	301,533

Total liabilities and stockholder's equity	$2,795,496	$2,812,302

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the six months ended June 30,
	Unaudited
	2005	2004 - As Restated (1)

Net income	$1,542	$4,927
Other comprehensive (loss):
Net unrealized holding (losses) on available-for-sale
securities, net of tax and policyholder amounts	(1,274)	(12,221)
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(2,083)	(8,019)
Other comprehensive (loss)	(3,357)	(20,240)

Comprehensive (loss)	$(1,815)	$(15,313)

For the three months ended June 30,
	Unaudited
	2005	2004 - As Restated (1)

Net income	$1,571	$2,729
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax and policyholder amounts	9,222	(26,629)
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(1,938)	(4,292)
Other comprehensive income (loss)	7,284	(30,921)

Comprehensive income (loss)	$8,855	$(28,192)

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the six months ended June 30, 2005

(Unaudited)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Net income				1,542	1,542
Other comprehensive (loss)			(3,357)		(3,357)

Balance at June 30, 2005	$2,100	$239,963	$11,126	$46,529	$299,718

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the six months ended June 30,
	Unaudited
	2005	2004 - As Restated (1)
Cash Flows From Operating Activities:
Net income	$1,542	$4,927
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	4,213	5,724
Amortization of deferred policy acquisition costs	5,491	2,597
Net realized (gains) on investments	(523)	(2,978)
Interest credited to contractholder deposit funds	36,566	38,866
Deferred federal income taxes	830	3,250
Cumulative effect of changes in accounting principle, net of tax	-	874
Changes in assets and liabilities:
Deferred acquisition costs	(4,723)	(8,948)
Accrued investment income	400	1,123
Other, net	11,262	1,625
Future contract and policy benefits	306	2,000

Net cash provided by operating activities	$55,364	$49,060

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	$390,033	$777,297
Mortgage loans	3,994	8,014
Purchases of:
Available-for-sale fixed maturities	(361,281)	(795,392)
Equity securities	-	(623)
Mortgage loans	(2,500)	(26,749)
Net change in payable/receivable for investments purchased and sold	9,764	2,988
Net change in policy loans	(31)	62

Net cash provided by (used in) investing activities	$39,979	$(34,403)

(continued on next page)

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the six months ended June 30,
	Unaudited
	2005	2004 - As Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$29,677	$98,494
Withdrawals from contractholder deposit funds	(105,717)	(87,549)
Other, net	(240)	(112)

Net cash (used in) provided by financing activities	(76,280)	10,833

Net change in cash and cash equivalents	19,063	25,490

Cash and cash equivalents, beginning of period	43,262	64,336

Cash and cash equivalents, end of period	$62,325	$89,826

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York (the "Company") is a stock life insurance company incorporated under the laws of the State of New York. The Company is a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

The Company is engaged in the sale of fixed and variable annuity contracts, group life, variable universal life, group stop-loss and group disability insurance contracts in the State of New York. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC's asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

2. RESTATEMENT

Subsequent to the issuance of its 2004 financial statements, the Company determined that DAC and amortization of DAC were misstated. As a result, the accompanying 2004 financial statements have been restated from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004. A summary of the significant effects of the restatement is as follows (in 000's):
For the six months ended:	June 30, 2004
	As Previously
	Reported	As Restated
Condensed Statements of Income

Total benefits and expenses	$64,542	$65,076
Income before taxes and cumulative effect of change in accounting principle	$9,585	$9,051
Income before cumulative effect of change in accounting principle	$6,148	$5,801
Net income	$5,767	$4,927
For the three months ended:	June 30, 2004
	As Previously
	Reported	As Restated
Condensed Statements of Income

Total benefits and expenses	$30,712	$30,706
Income before taxes	$4,192	$4,198
Net income	$2,725	$2,729

Additionally, the Company restated the amount of the cumulative effect of the change in accounting principle in the accompanying financial statements from the amount previously reported in its June 30, 2004 financial statements to give effect to an October 2004 American Institute of Certified Public Accountants ("AICPA") Technical Bulletin addressing financial accounting and reporting issues related to AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated into the preparation of the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued financial statements for June 30, 2004 reported the cumulative effect of the change in accounting principle as a reduction to net income of $0.2 million. After consideration of the AICPA Technical Bulletin and the above noted error in DAC, the cumulative effect of the adoption of SOP 03-1 on January 1, 2004 has been determined to be $0.9 million, net of tax, as of June 30, 2004.

3. RELATED PARTY TRANSACTIONS

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $4.3 million and $8.4 million for the three and six months ended June 30, 2005, respectively, and $3.6 million and $6.5 million for the three and six months ended June 30, 2004, respectively.

The Company paid $306,000 and $581,000 for the three and six months ended June 30, 2005, respectively, and $92,000 and $171,000 for the three and six months ended June 30, 2004, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

3. RELATED PARTY TRANSACTIONS (continued)

The Company paid $0.8 million and $1.5 million for the three and six months ended June 30, 2005, and $0.6 million and $1.4 million for the three and six months ended June 30, 2004, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $0.2 million and $0.8 million for the three and six months ended June 30, 2005, and $82,000 and $115,000 for the three and six months ended June 30, 2004, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate.

Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

4. REINSURANCE

The effects of reinsurance for the six months ended June 30 were as follows (in 000's):

	2005	2004

Insurance premiums:
Direct	$18,168	$17,753
Ceded - Affiliated	-	-
Ceded - Non-affiliated	1,358	1,097
Net Premiums	$16,810	$16,656

Insurance and other individual policy benefits, and claims:
Direct	$14,552	$15,138
Ceded - Affiliated	-	1,181
Ceded - Non-affiliated	659	553
Net policy benefits and claims	$13,893	$13,404

The effects of reinsurance for the three months ended June 30 were as follows (in 000's):

	2005	2004

Insurance premiums:
Direct	$9,173	$9,074
Ceded - Affiliated	-	-
Ceded - Non-affiliated	864	555
Net Premiums	$8,309	$8,519

Insurance and other individual policy benefits, and claims:
Direct	$8,078	$6,401
Ceded - Affiliated	-	186
Ceded - Non-affiliated	368	284
Net policy benefits and claims	$7,710	$5,931

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

5. SEGMENT INFORMATION

The Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker. Net investment income is allocated based on segmented assets by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):
Six months ended June 30, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$52,419	$17,186	$622	$317	$70,544
Total benefits and expenses	49,182	18,249	816	(75)	68,172
Income (loss) before taxes and cumulative effect of accounting change	3,237	(1,063)	(194)	392	2,372
Net income (loss)	$2,104	$(691)	$(126)	$255	$1,542

Six months ended June 30, 2004 - As Restated (See Note 2)

Total revenues	$57,501	$16,207	$405	$14	$74,127
Total benefits and expenses	49,601	15,148	335	(8)	65,076
Income before taxes and cumulative effect of accounting change	7,900	1,059	70	22	9,051
Net income	$4,179	$688	$46	$14	$4,927

Three months ended June 30, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$26,695	$8,495	$293	$248	$35,731
Total benefits and expenses	23,715	9,616	354	(371)	33,314
Income (loss) before taxes and cumulative effect of accounting change	2,980	(1,121)	(61)	619	2,417
Net income (loss)	$1,937	$(729)	$(40)	$403	$1,571

Three months ended June 30, 2004 - As Restated (See Note 2)

Total revenues	$26,542	$8,256	$148	$(42)	$34,904
Total benefits and expenses	23,879	6,692	171	(36)	30,706
Income (loss) before taxes and cumulative effect of accounting change	2,663	1,564	(23)	(6)	4,198
Net income (loss)	$1,732	$1,016	$(14)	$(5)	$2,729

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

6. COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory and Industry Developments

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and have responded to them.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the U.S. Securities and Exchange Commission (the "SEC") and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. On July 18, 2005, counsel for the Company and certain of its affiliates was notified by the staff of the SEC's Enforcement Division that the staff has no further enforcement interest in these matters. The Company, however, continues to cooperate with the SEC with respect to its ongoing examinations related to these matters.

In addition, the SEC is continuing its investigation of certain of the Company's affiliates relating to directed brokerage and revenue-sharing arrangements, and those affiliates continue to cooperate in this investigation.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The table below represents information regarding the Company's variable annuity contracts with guarantees at June 30, 2005 (in 000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$801,604	$64,526	64.3
Minimum Income	$-	$-	-
Minimum Accumulation or Withdrawal	$73,620	$53	59.2

The following summarizes the reserve for the minimum guaranteed death benefit at June 30, 2005 (in 000's):

Minimum Guaranteed Death Benefit

Balance at December 31, 2004	$533
Incurred guaranteed benefits	252
Paid guaranteed benefits	(380)
Interest	-

Balance at June 30, 2005	$405

There was no requirement for a reserve for guaranteed minimum income benefits as of June 30, 2005 and December 31, 2004.

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

The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit constituted (a liability) an asset in the amount of $(0.3) million and $0.2 million at June 30, 2005 and December 31, 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

8. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Benefit Life Insurance Company. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets are not impaired.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Quarterly Report on Form 10-Q ("Form 10-Q"), the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Statements of Income between the six months ended June 30, 2005 and June 30, 2004.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
●	Heightened competition, particularly in terms of price, product features and distribution capability, which could constrain the Company's growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Developments in consumer preferences and behavior patterns.

Restatement

As discussed in Note 2 to the unaudited condensed financial statements, the 2004 financial statements have been restated. This discussion and analysis gives effect to the restatement.

CRITICAL ACCOUNTING POLICIES

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Benefit Life Insurance Company ("KBL"). In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis. The Company completed the required impairment tests of goodwill and indefinite-lived intangible assets during the second quarter of 2005 and concluded that these assets are not impaired.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. There were no changes in assumptions for the six months ended June 30, 2005. Changes in assumptions resulted in a decrease in DAC amortization of $(1.7) million for the six months ended June 30, 2004.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive (loss) income. DAC decreased by $9.7 million and $12.5 million at June 30, 2005 and December 31, 2004, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared to the six months ended June 30, 2004:

Net Income

The Company's net income was $1.5 million and $4.9 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in net income of $3.4 million was attributed primarily to the following:

REVENUES

Total revenues were $70.5 million and $74.1 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $3.6 million was primarily due to the following:

Premiums and annuity considerations - were $16.8 million and $16.7 million for the six months ended June 30, 2005 and 2004, respectively.

Investment income - was $46.2 million and $47.2 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $1.0 million during 2005, as compared to 2004, was the result of lower average investment yield ($0.9 million) and a decrease in average invested assets ($0.1 million).

Realized investment gains - were $0.5 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.8 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

Fee and other income - was $7.0 million and $7.3 million for the six months ended June 30, 2005 and 2004, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $4.6 million and $4.2 million for the six months ended June 30, 2005 and 2004, respectively. Variable product fees represented 1.44% and 1.41% of the average variable annuity separate account balances for the six months ended June 30, 2005 and 2004, respectively. Average separate account assets were $645.6 million and $593.8 million for the six months ended June 30, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $1.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

Other income was $0.9 million and $1.7 million for the six months ended June 30 2005 and 2004, respectively. The decrease of $0.8 million was due primarily to the final settlement on the termination of a reinsurance treaty during 2004.

BENEFITS AND EXPENSES

Total benefits and expenditures were $68.2 million and $65.1 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $3.1 million was primarily due to the following:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Policyholder benefits - were $13.9 million and $13.4 million for the six months ended June 30, 2005 and 2004, respectively. The $0.5 million increase in 2005 as compared to 2004 was primarily due to a decrease in minimum death benefits on variable annuity contracts ($1.4 million) offset by an increase in death benefits for group life insurance products ($2.1 million).

Interest credited - to policyholders was $36.6 million and $38.9 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $2.3 million during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was the result of a lower average interest credited rate ($2.5 million) offset by an increase in average policyholder balances ($0.2 million).

Other operating expenses - were $12.2 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively. The $2.0 million increase was due primarily to increased non deferrable commissions and increased general expenses in the Group Protection and Individual Protection segments.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $5.5 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively.

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. Changes in assumptions resulted in a decrease in DAC amortization of $(1.7) million for the six months ended June 30, 2004. There were no changes in assumptions for the six months ended June 30, 2005.

RESULTS OF OPERATIONS BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the six months ended June 30, 2005 and 2004, respectively (in 000's):

Wealth Management Segment

	2005	2004 - As Restated

Total Revenues	$52,419	$57,501
Total Expenditures	49,182	49,601
Pretax Income	3,237	7,900

Net Income	$2,104	$4,179

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

REVENUES

Total revenues were $52.4 million and $57.5 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $5.1 million was primarily due to the following:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Investment income - was $44.5 million and $45.9 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $1.4 million during 2005, as compared to 2004, was the result of lower average investment yield ($3.0 million) and an increase in average invested assets ($1.6 million).

Realized investment gains - were $0.5 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.8 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

Fee and other income - was $7.1 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $4.6 million and $4.2 million for the six months ended June 30, 2005 and 2004, respectively. Variable product fees represented 1.44% and 1.41% of the average variable annuity separate account balances for the six months ended June 30, 2005 and 2004, respectively. Average separate account assets were $645.5 million and $593.8 million for the six months ended June 30, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $1.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

Other income was $1.0 million and $2.0 million for the six months ended June 30 2005 and 2004, respectively. The decrease of $1.0 million was due primarily to the final settlement on the termination of a reinsurance treaty during 2004.

BENEFITS AND EXPENSES

Total benefits and expenditures were $49.2 million and $49.6 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease of $0.4 million was primarily due to the following:

Policyholder benefits - were $1.3 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. The $1.5 million decrease in 2005 as compared to 2004 was primarily due to a decrease in minimum death benefits on variable annuity contracts.

Interest credited - to policyholders was $36.5 million and $38.9 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $2.4 million during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was the result of a lower average interest credited rate ($2.5 million) offset by an increase in average policyholder balances ($0.1 million).

Other operating expenses - were relatively consistent for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004. Other operating expenses were $5.7 million and $5.2 million for the six months ended June 30, 2005 and 2004, respectively.

Amortization of DAC - Amortization expense was $5.5 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively. Changes in assumptions resulted in a decrease in DAC amortization of $(1.7) million for the six months ended June 30, 2004. There were no changes in assumptions for the six months ended June 30, 2005.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment

	2005	2004

Total Revenues	$17,186	$16,207
Total Expenditures	18,249	15,148
Pretax (Loss) Income	(1,063)	1,059

Net (Loss) Income	$(691)	$688

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax (loss) income of $(1.1) million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.

Total revenues for the six months ended June 30, 2005 increased by $1.0 million as compared to the six months ended June 30, 2004. The increase in revenue was primarily due to higher (lower) premiums in the group life, disability, and stop-loss lines of business of $1.9 million, $0.8 million, and $(1.9) million, respectively.

Total expenditures for the six months ended June 30, 2005 increased by $3.1 million in comparison to the six months ended June 30, 2004, which was attributed to an increase in policyowner benefits and operating expenses of $2.1 million and $1.0 million, respectively.

Individual Protection Segment

	2005	2004

Total Revenues	$622	$405
Total Expenditures	816	335
Pretax (Loss) Income	(194)	70

Net (Loss) Income	$(126)	$46

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax (loss) income was $(194,000) and $70,000 for the six months ended June 30, 2005 and 2004, respectively.

Corporate Segment

	2005	2004

Total Revenues	$317	$14
Total Expenditures	(75)	(8)
Pretax Income	392	22

Net Income	$255	$14

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $392,000 and $22,000 for the six months ended June 30, 2005 and 2004, respectively.

The increase in net income was mainly due to an increase of investment income by $322,000.

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

In connection with the preparation of this Form 10-Q, the Company's management carried out an evaluation under the supervision and with the participation of the Company's principal executive officer and principal financial officer, as of June 30, 2005, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that the Company's disclosure controls and procedures were effective.

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

The DAC error was identified as part of an analytical review during the course of the Company's financial closing process for the quarterly period ended March 31, 2005. The inaccuracy was traced back to the amount of DAC in the Company's financial statements beginning with the quarterly period ended September 30, 2003. During that quarter, the Company converted to a new system that calculated DAC and the related amortization. An error occurred in connection with the summarization of the new system's calculation of DAC for certain policies of KBL, which had merged with and into the Company on December 31, 2002. Specifically, a block of policies was incorrectly attributed to Keyport Life Insurance Company ("Keyport"), rather than to KBL. Keyport merged with and into the Company's direct parent, Sun Life Assurance Company of Canada (U.S.), on December 31, 2003. The DAC error was not attributable to any fraud or misconduct by the Company or any of its employees.

Management's Remediation Plan

In response to the matters discussed under "Restatement" above, the Company has completed its remediation plan, requiring all similar system conversions to include specific review and testing of data and reports by specific legal entities (i.e., KBL, Keyport) and to require documentation evidencing proof of such review and testing in order to provide reasonable assurance that a similar DAC error will not occur in the future.

Changes in Internal Control over Financial Reporting

Other than as discussed under "Management's Remediation Plan" above, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As part of an industry wide investigation, state regulators are investigating certain compensation arrangements and other business practices between insurance companies and brokers. Certain of the Company's affiliates have received requests for information from state regulators and have responded to them.

The Company's variable annuity contracts and variable life insurance policies are subject to various levels of regulation under federal securities laws administered by the SEC and under certain state securities laws. On or about October 30, 2003, the Company received a request from the SEC for information regarding its policies, practices and procedures with respect to subaccount "market timing," its policies, practices and procedures with respect to receiving and processing exchange orders from contract owners, and its oversight of such activities in the Company's separate accounts. The Company responded to this request and an additional related request. On March 4, 2004, the Boston District Office of the SEC notified the Company that it intended to commence an examination of the Company and certain of its affiliates pursuant to Section 31(b) of the Investment Company Act of 1940 and the Securities Exchange Act of 1934 relating to these and certain other subjects. On July 18, 2005, counsel for the Company and certain of its affiliates was notified by the staff of the SEC's Enforcement Division that the staff has no further enforcement interest in these matters. The Company, however, continues to cooperate with the SEC with respect to its ongoing examinations related to these matters.

In addition, the SEC is continuing its investigation of certain of the Company's affiliates relating to directed brokerage and revenue-sharing arrangements, and those affiliates continue to cooperate in this investigation.

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

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference unless otherwise indicated:

Exhibit No. Description
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

Sun Life Insurance and Annuity Company of New York (Registrant)
August 12, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

August 12, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer