Form 10-Q
period 2005-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2005-11-15
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers
September 30, 2005	33-1079, 33-58482 and 333-77281

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115	New York, NY	10165
(Address of principal executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on November 14, 2005, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS
PART II -	OTHER INFORMATION

Item 1:	Legal Proceedings	22

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3:	Defaults Upon Senior Securities	22

Item 4:	Submission of Matters to a Vote of Security Holders	22

Item 5:	Other Information	23

Item 6:	Exhibits	23

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the nine months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)
Revenues

Premiums and annuity considerations	$24,798	$25,361
Net investment income	70,065	69,858
Net realized investment (losses) gains	(1,216)	6,657
Fee and other income	10,107	10,351

Total revenues	103,754	112,227

Benefits and Expenses

Policyowner benefits	21,144	18,632
Interest credited	53,111	58,603
Other operating expenses	18,308	14,750
Amortization of deferred policy acquisition costs	6,265	4,483

Total benefits and expenses	98,828	96,468

Income before income tax expense and cumulative effect of change in accounting principle	4,926	15,759

Income tax expense	1,724	5,598

Income before cumulative effect of accounting change, net of tax	3,202	10,161

Cumulative effect of accounting change, net of tax benefit of $471	-	(874)

Net income	$3,202	$9,287

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME

(in thousands)

For the three months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)
Revenues

Premiums and annuity considerations	$7,988	$8,705
Net investment income	23,875	22,676
Net realized investment (losses) gains	(1,739)	3,679
Fee and other income	3,086	3,040

Total revenues	33,210	38,100

Benefits and Expenses

Policyowner benefits	7,251	5,228
Interest credited	16,545	19,737
Other operating expenses	6,086	4,541
Amortization of deferred policy acquisition costs	774	1,886

Total benefits and expenses	30,656	31,392

Income before income tax expense	2,554	6,708

Income tax expense	894	2,348

Net income	$1,660	$4,360

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands except share data)
	Unaudited
	September 30, 2005	December 31, 2004
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,728,407 and $1,810,764 in 2005 and 2004, respectively)	$1,733,418	$1,846,019
Mortgage loans	135,198	136,561
Policy loans	190	153
Cash and cash equivalents	50,518	43,262

Total investments	1,919,324	2,025,995

Accrued investment income	20,025	19,244
Deferred policy acquisition costs	78,035	66,690
Deferred federal income taxes	73	-
Goodwill	37,788	37,788
Receivable for investments sold	843	5,383
Reinsurance receivable	5,715	6,381
Other assets	5,648	3,637
Separate account assets	671,747	647,184

Total assets	$2,739,198	$2,812,302

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,690,326	$1,774,281
Future contract and policy benefits	51,129	49,813
Deferred federal income taxes	-	4,949
Payable for investments purchased	12,334	25,918
Other liabilities and accrued expenses	21,458	8,624
Separate account liabilities	671,747	647,184

Total liabilities	2,446,994	2,510,769

Commitments and contingencies - Note 6

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	1,952	14,483
Retained earnings	48,189	44,987

Total stockholder's equity	292,204	301,533

Total liabilities and stockholder's equity	$2,739,198	$2,812,302

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the nine months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)

Net income	$3,202	$9,287
Other comprehensive loss:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(9,901)	528
Reclassification adjustments of realized investment gains
into net income, net of tax	(2,630)	(7,953)
Other comprehensive loss	(12,531)	(7,425)

Comprehensive (loss) income	$(9,329)	$1,862

For the three months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)

Net income	$1,660	$4,360
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(8,627)	12,749
Reclassification adjustments of realized investment (gains)
losses into net income, net of tax	(547)	66
Other comprehensive (loss) income	(9,174)	12,815

Comprehensive (loss) income	$(7,514)	$17,175

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the nine months ended September 30, 2005

(Unaudited)
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Net income				3,202	3,202
Other comprehensive (loss)			(12,531)		(12,531)

Balance at September 30, 2005	$2,100	$239,963	$1,952	$48,189	$292,204

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the nine months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)
Cash Flows From Operating Activities:
Net income	$3,202	$9,287
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	6,125	8,744
Amortization of deferred policy acquisition costs	6,265	4,483
Net realized losses (gains) on investments	1,216	(6,657)
Interest credited to contractholder deposit funds	53,111	58,603
Deferred federal income taxes	1,724	5,598
Cumulative effect of changes in accounting principle, net of tax	-	874
Changes in assets and liabilities:
Deferred acquisition costs	(6,643)	(13,219)
Accrued investment income	(781)	1,107
Other, net	11,562	2,130
Future contract and policy benefits	1,316	1,204

Net cash provided by operating activities	$77,097	$72,154

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	$544,961	$1,160,435
Mortgage loans	5,763	18,302
Purchases of:
Available-for-sale fixed maturities	(478,987)	(1,200,987)
Equity securities	-	(623)
Mortgage loans	(4,400)	(45,999)
Net change in policy loans	(37)	66

Net cash provided by (used in) investing activities	$67,300	$(68,806)

Continued on next page

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

For the nine months ended September 30,
	Unaudited
	2005	2004 - As Restated (1)

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$42,494	$126,725
Withdrawals from contractholder deposit funds	(179,635)	(131,931)
Other, net	-	680

Net cash used in financing activities	(137,141)	(4,526)

Net change in cash and cash equivalents	7,256	(1,178)

Cash and cash equivalents, beginning of period	43,262	60,310

Cash and cash equivalents, end of period	$50,518	$59,132

(1) See Note 2.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York ("the Company") is a stock life insurance company incorporated under the laws of the State of New York. The Company is a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

2. RESTATEMENT

Subsequent to the issuance of its 2004 financial statements, the Company determined that DAC and amortization of DAC were misstated. As a result, the accompanying 2004 financial statements have been restated from the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004. A summary of the significant effects of the restatement is as follows (in 000's):
For the nine months ended:	September 30, 2004
	As Previously
Condensed Statements of Income Data	Reported	As Restated

Total benefits and expenses	$95,611	$96,468
Income before taxes and cumulative effect of change in accounting principle	$16,616	$15,759
Income before cumulative effect of change in accounting principle	$10,718	$10,161
Net income	$10,337	$9,287
For the three months ended:	September 30, 2004
	As Previously
Condensed Statements of Income Data	Reported	As Restated

Total benefits and expenses	$31,069	$31,392
Income before taxes	$7,031	$6,708
Net income	$4,570	$4,360

Additionally, the Company restated the amount of the cumulative effect of the change in accounting principle in the accompanying financial statements from the amount previously reported in its September 30, 2004 financial statements to give effect to an October 2004 American Institute of Certified Public Accountants ("AICPA") Technical Bulletin addressing financial accounting and reporting issues related to AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The provisions of this AICPA Technical Bulletin were incorporated into the preparation of the Company's annual financial statements for the year ended December 31, 2004. The Company's previously issued financial statements for September 30, 2004 reported the cumulative effect of the change in accounting principle as a reduction to net income of $0.2 million. After consideration of the AICPA Technical Bulletin and the above noted error in DAC, the cumulative effect of the adoption of SOP 03-1 on January 1, 2004 has been determined to be $0.9 million, net of tax, as of September 30, 2004.

3. RELATED PARTY TRANSACTIONS

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis. Expense reimbursements under these agreements amounted to approximately $3.8 million and $12.2 million for the three and nine months ended September 30, 2005, respectively, and $2.3 million and $8.8 million for the three and nine months ended September 30, 2004, respectively.

The Company paid $0.2 million and $0.8 million for the three and nine months ended September 30, 2005, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2004, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.6 million and $2.1 million for the three and nine months ended September 30, 2005, and $0.5 million and $1.9 million for the three and nine months ended September 30, 2004, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

3. RELATED PARTY TRANSACTIONS (continued)

The Company paid $0.2 million and $1.0 million for the three and nine months ended September 30, 2005, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2004, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate, on a cost-reimbursement basis.

Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

4. REINSURANCE

The effects of reinsurance for the nine months ended September 30 were as follows (in 000's):

	2005	2004

Insurance premiums:
Direct	$26,721	$27,040
Assumed - Non-affiliated	80	-
Ceded - Affiliated	-	-
Ceded - Non-affiliated	2,003	1,679
Net Premiums	$24,798	$25,361

Insurance and other individual policy benefits, and claims:
Direct	$27,805	$21,052
Ceded - Affiliated	-	1,491
Ceded - Non-affiliated	6,661	929
Net policy benefits and claims	$21,144	$18,632

The effects of reinsurance for the three months ended September 30 were as follows (in 000's):

	2005	2004

Insurance premiums:
Direct	$8,553	$9,287
Assumed - Non-affiliated	80	-
Ceded - Affiliated	-	-
Ceded - Non-affiliated	645	582
Net Premiums	$7,988	$8,705

Insurance and other individual policy benefits, and claims:
Direct	$13,253	$5,914
Ceded - Affiliated	-	310
Ceded - Non-affiliated	6,002	376
Net policy benefits and claims	$7,251	$5,228

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. REINSURANCE (continued)

The Company is contingently liable for the portion of policies reinsured under reinsurance agreements in the event that the reinsurers are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company periodically evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

5. SEGMENT INFORMATION

The Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment is defined consistently with the way results are evaluated by the chief operating decision-maker. Net investment income is allocated based on segmented assets by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

5. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):
Nine months ended September 30, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$77,321	$25,013	$1,054	$366	$103,754
Total benefits and expenses	71,276	26,198	1,453	(99)	98,828
Income (loss) before taxes and cumulative effect of accounting change	6,045	(1,185)	(399)	465	4,926
Net income (loss)	$3,930	$(771)	$(259)	$302	$3,202

Nine months ended September 30, 2004 - As Restated (See Note 2)

Total revenues	$86,430	$25,108	$609	$80	$112,227
Total benefits and expenses	73,814	22,077	576	1	96,468
Income before taxes and cumulative effect of accounting change	12,616	3,031	33	79	15,759
Net income	$7,245	$1,970	$21	$51	$9,287
Three months ended September 30, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$24,902	$7,827	$432	$49	$33,210
Total benefits and expenses	22,094	7,949	637	(24)	30,656
Income (loss) before taxes and cumulative effect of accounting change	2,808	(122)	(205)	73	2,554
Net income (loss)	$1,826	$(80)	$(133)	$47	$1,660

Three months ended September 30, 2004 - As Restated (See Note 2)

Total revenues	$28,929	$8,901	$204	$66	$38,100
Total benefits and expenses	24,213	6,929	241	9	31,392
Income (loss) before taxes and cumulative effect of accounting change	4,716	1,972	(37)	57	6,708
Net income (loss)	$3,066	$1,282	$(25)	$37	$4,360

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

6. COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by state guaranty funds or voluntary payments by solvent insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company pursuant to these laws may be used as credits for a portion of the associated premium taxes.

Litigation, Income Taxes and Other Matters

The Company is not aware of any contingent liabilities arising from litigation, income taxes or other matters that could have a material effect upon the financial condition, results of operations or cash flows of the Company.

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company also has agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company's potential liability, and, therefore, the Company has not recorded any associated liability.

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at September 30, 2005 (in 000's):

Benefit Type	Account balance	Net Amount at Risk	Average Attained Age
Minimum Death	$813,668	$55,657	63.9
Minimum Income	$-	$-	-
Minimum Accumulation or Withdrawal	$93,520	$12	59.0

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following summarizes the reserve for the minimum guaranteed death benefit at September 30, 2005 (in 000's):

Guaranteed Minimum Death Benefit

Balance at December 31, 2004	$533
Benefit Ratio Change / Assumption Changes	519
Incurred guaranteed benefits	329
Paid guaranteed benefits	(516)
Interest	30

Balance at September 30, 2005	$895

Since there have been no products issued by the Company that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of September 30, 2005 and December 31, 2004.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The guaranteed minimum accumulation or withdrawal benefit constituted (a liability) an asset in the amount of $(0.1) million and $0.2 million at September 30, 2005 and December 31, 2004, respectively.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction H(2)(a) of Quarterly Report on Form 10-Q ("Form 10-Q"), the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Statements of Income between the nine months ended September 30, 2005 and 2004.

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

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. Changes in assumptions resulted in a decrease in DAC amortization of $(1.6) million and $(1.7) million for the nine months ended September 30, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Deferred Acquisition Costs (continued)

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive (loss) income. DAC decreased by $2.0 million and $12.5 million as of September 30, 2005 and December 31, 2004, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

Net Income

The Company's net income was $3.2 million and $9.3 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in net income of $6.1 million was attributed primarily to the following:

REVENUES

Total revenues were $103.8 million and $112.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $8.4 million was primarily due to the following:

Premiums and annuity considerations - were $24.8 million and $25.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Investment income - was $70.1 million and $69.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $0.2 million during 2005, as compared to 2004, was the result of higher average investment yield [$0.1 million] and an increase in average invested assets [$0.1 million].

Realized investment (losses) gains - were $(1.2) million and $6.7 million for the nine months ended September 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $3.2 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Fee and other income - was $10.1 million and $10.4 million for the nine months ended September 30, 2005 and 2004, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $6.6 million and $6.3 million for the nine months ended September 30, 2005 and 2004, respectively. Variable product fees represented 1.34% and 1.42% of the average variable annuity separate account balances for the nine months ended September 30, 2005 and 2004, respectively. Average separate account assets were $652.2 million and $596.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges remained consistent at $2.1 million for both nine-month periods ended September 30, 2005 and 2004.

Other income was $1.4 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $0.5 million was partly due to the final settlement on the termination of a reinsurance treaty in 2004.

BENEFITS AND EXPENSES

Total benefits and expenditures were $98.8 million and $96.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $2.3 million was primarily due to the following:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Policyholder benefits - were $21.1 million and $18.6 million for the nine months ended September 30, 2005 and 2004, respectively. The $2.5 million increase in 2005 as compared to 2004 was due to an increase in death benefits for group life insurance products [$2.7 million] offset by a decrease in death benefits for individual life products [$0.2 million].

Interest credited - to policyholders was $53.1 million and $58.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $5.5 million during the nine months ended September 30, 2005, as compared to the same period in 2004, was the result of a lower average interest credited rate [$5.1 million] and a decrease in average policyholder balances [$0.4 million].

Other operating expenses - were $18.3 million and $14.8 million for the nine months ended September 30, 2005 and 2004, respectively. The $3.5 million increase was due primarily to increased non-deferrable commissions and increased general expenses in the Wealth Management, Group Protection, and Individual Protection segments of $1.3 million, $1.3 million and $0.9 million, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $6.3 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively.

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. Changes in assumptions resulted in a decrease in DAC amortization of $(1.6) million and $(1.7) million for the nine months ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the nine months ended September 30, 2005 and 2004, respectively (in 000's):

Wealth Management Segment

	2005	2004 - As Restated

Total Revenues	$77,321	$86,430
Total Expenditures	71,276	73,814
Pretax Income	6,045	12,616

Net Income	$3,930	$7,245

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. Its major product lines are fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. In the variable accounts, the contractholder can choose from a range of investment options where the rate of return depends upon investment performance of the options selected.

REVENUES

Total revenues were $77.3 million and $86.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $9.1 million was primarily due to the following:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Investment income - was $67.5 million and $68.0 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $0.5 million during 2005, as compared to 2004, was the result of lower average investment yield [$1.8 million] and an increase in average invested assets [$1.3 million].

Realized investment (losses) gains - were $(1.3) million and $6.5 million for the nine months ended September 30, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $3.2 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Fee and other income - was $10.1 million and $10.8 million for the nine months ended September 30, 2005 and 2004, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $6.6 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. Variable product fees represented 1.35% and 1.42% of the average variable annuity separate account balances for the nine months ended September 30, 2005 and 2004, respectively. Average separate account assets in the Wealth Management Segment were $651.8 million and $596.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges remained consistent at $2.1 million for both nine-month periods ended September 30, 2005 and 2004.

Other income was $1.4 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $0.9 million was due primarily to the final settlement on the termination of a reinsurance treaty during 2004.

BENEFITS AND EXPENSES

Total benefits and expenditures were $71.3 million and $73.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $2.5 million was primarily due to the following:

Policyholder benefits - were $3.6 million for both nine-month periods ended September 30, 2005 and 2004.

Interest credited - to policyholders was $52.9 million and $58.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $5.7 million during the nine months ended September 30, 2005, as compared to the same period in 2004, was the result of a lower average interest credited rate [$5.2 million] and a decrease in average policyholder balances [$0.5 million].

Other operating expenses - were $8.3 million and $6.9 million for the nine months ended September 30, 2005 and 2004, respectively. The $1.4 million increase was due to increased non-deferrable commissions and increased general and administrative expenses.

Amortization of DAC - amortization expense was $6.3 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively. Changes in assumptions resulted in a decrease in DAC amortization of $(1.6) million and $(1.7) million for the nine months ended September 30, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment

	2005	2004

Total Revenues	$25,013	$25,108
Total Expenditures	26,198	22,077
Pretax (Loss) Income	(1,185)	3,031

Net (Loss) Income	$(771)	$1,970

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax (loss) income of $(1.2) million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Total revenues for the nine months ended September 30, 2005 were consistent with total revenues for the nine months ended September 30, 2004.

Total expenditures for the nine months ended September 30, 2005 increased by $4.1 million in comparison to the nine months ended September 30, 2004, which was attributed to an increase in policyowner benefits and operating expenses of $2.8 million and $1.3 million, respectively.

Individual Protection Segment

	2005	2004

Total Revenues	$1,054	$609
Total Expenditures	1,453	576
Pretax (Loss) Income	(399)	33

Net (Loss) Income	$(259)	$21

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax (loss) income was $(399,000) and $33,000 for the nine months ended September 30, 2005 and 2004, respectively.

Corporate Segment

	2005	2004

Total Revenues	$366	$80
Total Expenditures	(99)	1
Pretax Income	465	79

Net Income	$302	$51

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $465,000 and $79,000 for the nine months ended September 30, 2005 and 2004, respectively.

The increase in net income was mainly due to an increase of investment income of $355,000.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. This evaluation included consideration of the restatements described in Note 2 to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

On or about August 8, 2005, the Company implemented controls and procedures in conjunction with a new general ledger system and several related financial systems as part of an SLF project to provide a single integrated financial and accounting system for SLF's North American operations. Other than these financial and accounting system conversions, there has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Insurance and Annuity Company of New York (Registrant)
November 14, 2005	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

November 14, 2005	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer