Form 10-K
period 2005-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2006-03-23
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file numbers
December 31, 2005	33-1079, 33-58482 and 333-77281

Sun Life Insurance and Annuity Company of New York

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 East 42nd Street, Suite 1115
New York, New York	10165
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Registrant has 6,001 shares of common stock outstanding on March 23, 2006, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2005

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

On December 31, 2003, Keyport was merged with and into Sun Life U.S. with Sun Life U.S. as the surviving company. Consequently, the Company is now a wholly-owned subsidiary of Sun Life U.S.

The Company is engaged in the sale of fixed and variable annuity contracts, individual life and group life insurance, stop loss and group disability insurance. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers. The Company is licensed and authorized to write all the business that was previously written by KBL and Sun NY Predecessor.

The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865. As of December 31, 2005, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India. SLOC is a direct wholly-owned subsidiary of SLF.

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

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I (continued)

Item 2. PROPERTIES.

The Company does not own any properties. The Company leases office space for its sales personnel located in New York, New York. The lease is scheduled to terminate in 2010.

Item 3. LEGAL PROCEEDINGS.

The Company is engaged in various kinds of routine litigation, which, in management's judgment, are not expected to have a material impact on the financial condition, results of operations or cash flows of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is a wholly-owned subsidiary of Sun Life U.S. and as such there is no market for its common stock. The Company did not pay any cash dividends to Sun Life U.S. during 2005 and 2004. There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the financial statements contained in Item 8 below (see Note 16 to the Company's financial statements).

Item 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management's narrative analysis of results of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Statements of Operations between the years ended December 31, 2005 and December 31, 2004.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion may include forward-looking statements by the Company. These statements may relate to such topics as volume growth, market share and financial goals. It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability;
●	Changes in interest rates and market conditions;
●	Regulatory and legislative developments; and
●	Development in consumer preferences and behavior patterns.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the acquisition of KBL. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2005 and concluded that these assets are not impaired.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. Changes in any of the assumptions that serve to increase or decrease gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $1.0 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

This amortization is reviewed periodically and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. DAC was increased (decreased) by $0.8 million and $(12.5) million at December 31, 2005 and 2004, respectively, relating to this adjustment.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Company's ability to liquidate positions in privately placed fixed securities and mortgages could be impacted to a significant degree by the lack of an actively traded market. Although the Company believes its estimates reasonably reflect the fair value of those instruments, its key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

The liabilities associated with individual life and group life insurance, group disability and stop loss insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

Once these assumptions are made for a given group of policies they will not be changed over the life of the policies unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition based upon management's best estimates. From time to time, the Company may recognize a loss on certain lines of business.

Other than Temporary Impairments on Available-for-Sale Securities

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company will be unable to recover all amounts due under the contractual obligation of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.

During 2005 and 2004, the Company recorded realized losses of $5.5 million and $0.7 million, respectively, for other-than-temporary impairments. The Company has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced income by $0.3 million and $38,000 for the years ended December 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2005 compared to the twelve-month period ended December 31, 2004:

NET INCOME

The Company's net income was $5.4 million and $13.6 million for the years ended December 31, 2005 and 2004, respectively. Income before income taxes and cumulative effect of change in accounting principle was $7.7 million and $21.8 million for the years ended December 31, 2005 and 2004, respectively. This $14.1 million decrease was caused primarily from the Wealth Management Segment having net realized investment (losses) gains of $(4.2) million and $9.1 million for the years ended December 31, 2005 and 2004, respectively (a decrease of $13.3 million). Income tax expense was $2.3 million and $7.3 million for the years ended December 31, 2005 and 2004, respectively. The results of operations by segment are discussed more fully below.

REVENUES

Total revenues were $136.0 million and $151.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $15.7 million was primarily due to the following:

Premiums and annuity considerations - were $32.2 million and $35.0 million for the years ended December 31, 2005 and 2004, respectively. The decline of $2.8 million in premiums was attributed primarily to the Group Protection Segment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Investment income - was $94.3 million and $93.9 million for the years ended December 31, 2005 and 2004, respectively. The increase of $0.4 million during 2005, as compared to 2004, was the result of higher average investment yield [$1.3 million] and a decrease in average invested assets [$0.9 million].

Realized investment (losses) gains - were $(4.1) million and $9.3 million for the years ended December 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $5.5 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

Fee and other income - remained consistent at $13.6 million for the years ended December 31, 2005 and 2004, respectively. Fee and other income include separate account fees and similar charges, such as mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $9.0 million and $8.6 million for the years ended December 31, 2005 and 2004, respectively. Variable product fees represented 1.37% and 1.42% of the average variable annuity separate account balances for the years ended December 31, 2005 and 2004, respectively. Average separate account assets were $658.0 million and $606.4 million for the years ended December 31, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges remained consistent at $2.3 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively.

Other income also remained consistent at $2.3 million for the years ended December 31, 2005 and 2004, respectively. Other income represents fees charged for the cost of insurance and administrative service fees.

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The cumulative effect of adoption of SOP 03-1 at January 1, 2004, reported after tax and net of related effects on DAC, decreased net income and stockholder's equity by $0.9 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million (pre-tax) and a decrease in DAC of $0.5 million (pre-tax).

BENEFITS AND EXPENSES

Total benefits and expenditures were $128.3 million and $129.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $1.6 million was primarily due to the following:

Policyholder benefits - were $25.7 million and $26.6 million for the years ended December 31, 2005 and 2004, respectively. The $0.9 million decrease in 2005 as compared to 2004 was due primarily to a decrease in health benefits and related actuarial reserves [$4.3 million] offset by an increase in death benefits [$3.4 million].

Interest credited - to policyholders was $69.6 million and $78.2 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $8.6 million in 2005 as compared to 2004 was the result of a lower average interest credited rate [$7.1 million] and a decrease in average policyholder balances [$1.5 million].

Other operating expenses - were $23.5 million and $19.3 million for the years ended December 31, 2005 and 2004, respectively. The $4.2 million increase was due primarily to increased general expenses in the Company's Wealth Management, Group Protection, and Individual Protection segments of $1.8 million, $1.9 million and $0.4 million, respectively. These business segments are discussed below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $9.5 million and $5.8 million for the years ended December 31, 2005 and 2004, respectively.

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuations in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $1.0 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

Net Income from Operations by Segment

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Group Protection, Individual Protection and Corporate.

The following provides a summary of operations by segment for the years ended December 31, 2005 and 2004 (in 000's):

Wealth Management Segment

	2005	2004

Total Revenues	$101,854	$116,274
Total Expenditures	94,084	96,973
Pre-tax Income	7,770	19,301

Net Income	$5,475	$11,766

Total Assets	$2,649,575	$2,735,845

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. Its major product lines are individual and group fixed and variable annuities marketed to affluent consumers. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected.

REVENUES

Total revenues were $101.9 million and $116.3 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $14.4 million was primarily due to the following:

Premiums - remained consistent at $1.3 million for the years ended December 31, 2005 and 2004, respectively.

Investment income - was $91.1 million and $91.8 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $0.7 million during 2005, as compared to 2004, was the result of a lower average investment yield [$1.3 million] offset by an increase in average invested assets [$0.6 million].

Realized investment (losses) gains - were $(4.2) million and $9.1 million for the years ended December 31, 2005 and 2004, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $5.5 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Fee and other income - was $13.7 million and $14.1 million for the years ended December 31, 2005 and 2004, respectively. Fee and other income consist primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $9.0 million and $8.6 million for the years ended December 31, 2005 and 2004, respectively. Variable product fees represented 1.37% and 1.42% of the average variable annuity separate account balances for the years ended December 31, 2005 and 2004, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $657.5 million and $606.4 million for the years ended December 31, 2005 and 2004, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $2.3 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively.

Other income was $2.4 million and $2.8 million for the years ended December 31, 2005 and 2004, respectively. Other income represents fees charged for the cost of insurance and administrative service fees.

Cumulative effect of change in accounting principle - On January 1, 2004, the Company adopted SOP 03-1. The cumulative effect of adoption of SOP 03-1 at January 1, 2004, reported after tax and net of related effects on DAC, decreased net income and stockholder's equity by $0.9 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million (pre-tax) and a decrease in DAC of $0.5 million (pre-tax).

BENEFITS AND EXPENSES

Total benefits and expenditures were $94.1 million and $96.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $2.8 million was primarily due to the following:

Policyholder benefits - were $4.6 million and $4.2 million for the years ended December 31, 2005 and 2004, respectively.

Interest credited - to policyholders was $69.3 million and $78.2 million for the years ended December 31, 2005 and 2004, respectively. The decrease of $8.9 million in 2005, as compared to 2004, was the result of a lower average interest credited rate [$7.2 million] and a decrease in average policyholder balances [$1.7 million].

Other operating expenses - were $10.3 million and $8.5 million for the years ended December 31, 2005 and 2004, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $9.5 million and $5.8 million for the years ended December 31, 2005 and 2004, respectively. The increase in DAC amortization for the year ended December 31, 2005 was primarily due to increased gross profits used to calculate DAC amortization.

Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of DAC to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. These changes in assumptions resulted in a decrease in DAC amortization of $1.0 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Group Protection Segment

	2005	2004

Total Revenues	$32,604	$34,908
Total Expenditures	32,333	31,605
Pre-tax Income	271	3,303

Net Income	$176	$2,147

Total Assets	$55,319	$53,131

The Group Protection Segment markets and administers group life, stop loss and long-term and short-term disability insurance products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pre-tax income of $0.3 million and $3.3 million for the years ended December 31, 2005 and 2004, respectively.

Total revenues in 2005 decreased by $2.3 million in comparison with 2004. The decrease in revenue was attributable to lower premiums in the group stop loss line of business of $(3.4) million offset by an increase in investment income of $0.4 million and an increase in premiums from disability and group life products of $0.5 million and $0.3 million, respectively.

Total expenditures in 2005 increased by $0.7 million in comparison with 2004. The expense increase resulted primarily from an increase in operating expenses of $1.9 million offset by a decrease in benefits to policyholders of $(1.4) million.

Individual Protection Segment

	2005	2004

Total Revenues	$1,366	$836
Total Expenditures	1,899	1,386
Pre-tax Loss	(533)	(550)

Net Loss	$(347)	$(357)

Total Assets	$10,575	$2,043

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from group life products. Pre-tax loss remained consistent at $0.5 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.

Corporate Segment

	2005	2004

Total Revenues	$179	$(279)
Total Expenditures	(32)	(54)
Pre-tax Income (Loss)	211	(225)

Net Income	$137	$88

Total Assets	$1,069	$21,283

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pre-tax income (loss) within the Corporate Segment was $0.2 million and $(0.2) million for the years ended December 31, 2005 and 2004, respectively. The $0.4 million increase in pre-tax income was mainly due to an increase in net investment income of $0.5 million.

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

Significant features of the Company's models include:
●	an economic or market value basis for both assets and liabilities;
●	an option pricing methodology;
●	the use of effective duration and convexity to measure interest rate sensitivity; and
●	the use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

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

Fixed interest liabilities held in the Company's general account at December 31, 2005 had a fair value of $1.5 billion. Fixed income investments supporting those liabilities had a fair value of $1.7 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2005. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $45.1 million and the corresponding assets would show a net increase of $40.5 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF INCOME

(in thousands)

For the years ended December 31,
	2005	2004	2003
Revenues

Premiums and annuity considerations	$32,247	$35,006	$28,457
Net investment income	94,264	93,870	85,302
Net realized investment (losses) gains	(4,086)	9,301	10,647
Fee and other income	13,578	13,562	13,988

Total revenues	136,003	151,739	138,394

Benefits and Expenses

Policyowner benefits	25,663	26,622	26,651
Interest credited	69,641	78,220	78,432
Other operating expenses	23,489	19,305	16,118
Amortization of deferred policy acquisition costs	9,491	5,763	7,390

Total benefits and expenses	128,284	129,910	128,591

Income before income tax expense and cumulative effect of change in accounting principle	7,719	21,829	9,803

Income tax expense
Federal	2,278	7,229	3,149
State	-	82	-
Income tax expense	2,278	7,311	3,149

Income before cumulative effect of change in accounting principle, net of tax	5,441	14,518	6,654

Cumulative effect of change in accounting principle, net of tax benefit of $471	-	(874)	-

Net income	$5,441	$13,644	$6,654

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BALANCE SHEETS

(in thousands, except share data)
	December 31, 2005	December 31, 2004
ASSETS

Investments:
Fixed maturity securities available-for-sale at fair value (amortized cost of $1,684,650 and $1,810,764 in 2005 and 2004, respectively)	$1,682,864	$1,846,019
Mortgage loans	144,422	136,561
Policy loans	188	153
Cash and cash equivalents	54,540	43,262

Total investments	1,882,014	2,025,995

Accrued investment income	18,400	19,244
Deferred policy acquisition costs	80,640	66,690
Deferred federal income taxes	4,273	-
Goodwill	37,788	37,788
Receivable for investments sold	1,471	5,383
Reinsurance receivable	5,886	6,381
Other assets	4,848	3,637
Separate account assets	681,218	647,184

Total assets	$2,716,538	$2,812,302

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,642,039	$1,774,281
Future contract and policy benefits	50,549	49,813
Deferred federal income taxes	-	4,949
Payable for investments purchased	12,053	25,918
Other liabilities and accrued expenses	38,676	8,624
Separate account liabilities	681,218	647,184

Total liabilities	2,424,535	2,510,769

Commitments and contingencies - Note 18

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive (loss) income	(488)	14,483
Retained earnings	50,428	44,987

Total stockholder's equity	292,003	301,533

Total liabilities and stockholder's equity	$2,716,538	$2,812,302

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

For the years ended December 31,
	2005	2004	2003

Net income	$5,441	$13,644	$6,654
Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts	(10,760)	1,383	13,621
Reclassification adjustments of realized investment (gains)
into net income, net of tax	(4,211)	(11,646)	(14,191)
Other comprehensive (loss)	(14,971)	(10,263)	(570)

Comprehensive (loss) income	$(9,530)	$3,381	$6,084

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF STOCKHOLDER'S EQUITY

(in thousands)

For the years ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2002	$2,100	$239,963	$25,316	$24,689	$292,068

Net income	-	-	-	6,654	6,654
Other comprehensive loss	-	-	(570)	-	(570)

Balance at December 31, 2003	2,100	239,963	24,746	31,343	298,152

Net income	-	-	-	13,644	13,644
Other comprehensive loss	-	-	(10,263)	-	(10,263)

Balance at December 31, 2004	2,100	239,963	14,483	44,987	301,533

Net income	-	-	-	5,441	5,441
Other comprehensive loss	-	-	(14,971)	-	(14,971)

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS

(in thousands)

For the years ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$5,441	$13,644	$6,654
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization of discount and premiums	7,224	11,239	13,252
Amortization of deferred policy acquisition costs	9,491	5,763	7,390
Net realized investment losses (gains)	4,086	(9,301)	(10,647)
Interest credited to contractholder deposit funds	69,641	78,220	78,432
Deferred federal income taxes	(947)	7,185	4,971
Cumulative effect of change in accounting principle, net
of tax	-	874	-
Changes in assets and liabilities:
Deferred policy acquisition costs	(9,646)	(15,086)	(28,231)
Accrued investment income	844	826	(2,720)
Other, net	29,604	6,549	(34,752)
Future contract and policy benefits	736	132	8,250

Net cash provided by operating activities	116,474	100,045	42,599

Cash Flows From Investing Activities
Sales, maturities and repayments of:
Available-for-sale fixed maturities	673,665	1,531,260	905,423
Equity securities	-	766	-
Mortgage loans	7,584	19,960	4,285
Purchases of:
Available-for-sale fixed maturities	(568,813)	(1,596,830)	(1,158,294)
Equity securities	-	(623)	-
Mortgage loans	(15,445)	(48,624)	(61,360)
Net change in payable/receivable of investments purchased
and sold	-	(4,507)	(47,170)
Net change in policy loans	(35)	121	(4)
Net change in short-term investments	-	-	6,390

Net cash provided by (used in) investing activities	96,956	(98,477)	(350,730)

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

For the years ended December 31,
	2005	2004	2003

Cash Flows From Financing Activities
Deposits to contractholder deposit funds	$53,495	$147,241	$363,764
Withdrawals from contractholder deposit funds	(255,647)	(171,504)	(152,886)
Other, net	-	1,621	(10,375)

Net cash (used in) provided by financing activities	(202,152)	(22,642)	200,503

Increase in cash and cash equivalents	11,278	(21,074)	(107,628)

Cash and cash equivalents, beginning of year	43,262	64,336	171,964

Cash and cash equivalents, end of year	$54,540	$43,262	$64,336

Supplemental Information
Income taxes refunded	$274	$525	$2,889

The accompanying notes are an integral part of the financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

The Company is engaged in the sale of fixed and variable annuity contracts, individual life and group life insurance, stop loss and group disability insurance. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers. The Company is licensed and authorized to write all the business that was previously written by KBL and Sun NY Predecessor.

The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

As of December 31, 2004, SLC - U.S. Ops Holdings, was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"), 150 King Street West, Toronto, Ontario, Canada. SLOC is a life insurance company incorporated in 1865. As of December 31, 2005, SLOC transacted business directly or through its subsidiaries and joint ventures in all of the Canadian provinces and territories, all of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Great Britain, Ireland, Hong Kong, Bermuda, Barbados, Philippines, Indonesia, China and India. SLOC is a direct wholly-owned subsidiary of SLF.

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

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

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

Investments

The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on intent, as either held-to-maturity or available-for-sale. In order for the securities to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that do not meet this criteria are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported as a separate component of other comprehensive income. Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities, repayment and liquidity characteristics. The Company does not engage in trading activities. All of the Company's fixed maturity securities are classified as available-for-sale. Included with available-for-sale fixed maturities are mortgage backed securities in To Be Announced ("TBA") form. The Company records these purchases on trade date and the corresponding payable is recorded as an outstanding liability in the payable for investments purchased until the settlement date of the transaction. All security transactions are recorded on a trade-date basis.

The Company's accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that the Company will be unable to recover all amounts due under the contractual obligations of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired security for additional impairment, if necessary.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments (continued)

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values, net of provisions for estimated losses. Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of each property's value at the time that the original loan is made.

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

Realized gains and losses on the sales of investments are recognized in operations at the date of sale and are determined using the average cost method. When an impairment of a specific investment is determined to be other-than-temporary, inclusive of changes in the provision for estimated losses on mortgage loans, a realized investment loss is recorded.

Income on investments is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower's financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when the investments have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. This amortization is reviewed periodically and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs (continued)

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive income. DAC was increased (decreased) by $0.8 million and $(12.5) million at December 31, 2005 and 2004, respectively, relating to this adjustment.

Other Assets

Property, equipment, and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which generally range from 3 to 10 years. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the term of the lease or the estimated useful life of the improvements.

Policy liabilities and accruals

Contractholder deposit funds consist of policy values that accrue to the holders of investment-related products, such as deferred annuities and guaranteed investment contracts. The liabilities consist of net deposits and interest credited less administrative charges. The liability is before the deduction of any applicable surrender charges.

Future contract and policy benefits are liabilities for traditional life, disability, stop loss and annuity products. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force. The liabilities associated with traditional life insurance, annuity, stop loss and disability insurance products are computed using the net level premium method based on assumptions about future investment yields, mortality, morbidity and persistency. The assumptions used are based upon the Company's experience and industry standards.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies.

Revenue and Expenses

Premiums for traditional individual life and annuity products are considered earned revenue when due. Premiums related to group disability insurance and stop loss are recognized as earned revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy, and surrender charges. Revenue is recognized when the charges are assessed, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Expenses (continued)

Benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and to spread income recognition over the expected life of the policy. For universal life-type and investment-type contracts, expenses include interest credited to policyholders' accounts and death benefits in excess of account values, which are recognized as incurred.

Operating Expenses

Operating expenses primarily represent allocated compensation and general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis, however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Income Taxes

For 2005, the Company will file a stand-alone federal income tax return, as it did for 2004 and 2003. For periods prior to 2003, the Company participated in a consolidated tax return with certain affiliates; however, federal income taxes were calculated as if the Company was filing a separate federal income tax return. Taxes are computed under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109. These differences result primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

Separate Accounts

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not subject to liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder. The activity of the separate accounts is not reflected in the financial statements except for: (1) the fees the Company receives, which are assessed on a daily or monthly basis and recognized as revenue when assessed and earned; and (2) the activity related to the guaranteed minimum death benefit ('GMDB'), guaranteed minimum accumulation benefit ('GMAB') and guaranteed minimum withdrawal benefit ('GMWB') as reflected in the Company's financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In November of 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position 115-1 and 124-1 ("FSP FAS 115-1 and FAS 124-1") "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP will not impact the methodology used by the Company to determine and measure impaired investments. See disclosure in Note 4.

In September of 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." This SOP provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the provisions of the proposed SOP and its impact on the Company's financial position and results of operations.

In May of 2005, the FASB issued FASB Statement No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement is effective for fiscal years beginning after December 15, 2005. This statement changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. The statement eliminates the requirement in Accounting Principles Board Opinion No. 20 to include the cumulative effect of a change in accounting in the income statement in the period of change and requires retrospective applications to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. This statement applies to changes required by new accounting pronouncements only when the pronouncement does not include specific transition guidance. The Company will adopt this statement as required in 2006 and report any changes in accounting principle to be implemented in accordance with the requirements of this pronouncement.

Other Accounting Pronouncements

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The major provisions of SOP 03-1 that affect the Company require:

●	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
●	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and
●	Reporting and measuring the Company's interest in its separate accounts as investments.

See Footnote 12 for additional information regarding the impact of adoption.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Accounting Pronouncements (continued)

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

2. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of KBL on December 31, 2002. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2005 and concluded that these assets are not impaired.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates, under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $16.0 million, $11.5 million and $11.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had $17.9 million and $8.3 million due to related parties at December 31, 2005 and 2004, respectively, and $0.6 million and $5.3 million due from related parties at December 31, 2005 and 2004, respectively.

During 2005, 2004 and 2003, the Company paid $1.0 million, $1.0 million and $0.1 million, respectively, in commission fees to an affiliate, Sun Life Financial Distributors, Inc.

During 2005, 2004 and 2003, the Company paid $2.8 million, $2.5 million and $3.1 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $1.5 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate, on a cost-reimbursement basis.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of the Company's fixed maturities were as follows (in 000's):
	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Available-for-sale fixed maturities:
Non-Corporate Securities
Asset backed and mortgage backed securities	$261,006	$1,114	$(2,015)	$260,105
Foreign government and agency securities	6,192	296	(3)	6,485
U.S. treasury and agency securities	55,874	24	(572)	55,326
Total Non-Corporate Securities	323,072	1,434	(2,590)	321,916
Corporate Securities
Basic industry	9,627	226	(129)	9,724
Capital goods	85,693	1,317	(494)	86,516
Communications	144,968	2,416	(3,434)	143,950
Consumer cyclical	175,601	1,549	(8,369)	168,781
Consumer noncyclical	40,352	942	(555)	40,739
Energy	60,174	1,756	(260)	61,670
Finance	615,594	4,611	(2,720)	617,485
Technology	9,380	31	(297)	9,114
Transportation	46,021	664	(691)	45,994
Utilities	143,378	3,876	(1,317)	145,937
Other	30,790	452	(204)	31,038
Total Corporate Securities	1,361,578	17,840	(18,470)	1,360,948
Total available-for-sale fixed maturities	$1,684,650	$19,274	$(21,060)	$1,682,864

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (continued)
	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Available-for-sale fixed maturities:
Non-Corporate Securities
Asset backed and mortgage backed securities	$279,949	$3,589	$(1,646)	$281,892
Foreign government and agency securities	6,682	608	-	7,290
U.S. treasury and agency securities	74,747	333	(190)	74,890
Total Non-Corporate Securities	361,378	4,530	(1,836)	364,072
Corporate Securities
Basic industry	12,369	702	-	13,071
Capital goods	93,749	2,657	(209)	96,197
Communications	165,978	4,707	(1,005)	169,680
Consumer cyclical	192,745	4,895	(558)	197,082
Consumer noncyclical	50,500	2,251	(54)	52,697
Energy	63,571	3,380	(106)	66,845
Finance	557,305	9,099	(1,451)	564,953
Technology	12,393	508	(153)	12,748
Transportation	61,654	1,365	(1,214)	61,805
Utilities	187,949	7,293	(443)	194,799
Other	51,173	1,220	(323)	52,070
Total Corporate Securities	1,449,386	38,077	(5,516)	1,481,947
Total available-for-sale fixed maturities	$1,810,764	$42,607	$(7,352)	$1,846,019

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (Continued)

The amortized cost and estimated fair value by maturity periods for fixed maturities are shown below (in 000's). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2005
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$168,210	167,256
Due after one year through five years	551,651	548,299
Due after five years through ten years	414,399	415,817
Due after ten years	289,384	291,387
Subtotal	1,423,644	1,422,759
Asset-backed securities	261,006	260,105
Total	$1,684,650	1,682,864

Gross gains of $4.6 million, $17.5 million and $14.0 million, and gross losses of $3.2 million, $7.5 million and $2.6 million were realized on the voluntary sale of fixed maturities for the years ended December 31, 2005, 2004 and 2003, respectively.

Fixed maturities with an amortized cost of approximately $0.4 million at December 31, 2005 and 2004 were on deposit with governmental authorities as required by law.

As of December 31, 2005, 94.0% of the Company's fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized investment rating organizations. In 2004 and 2003, $0.1 million and $0.3 million, respectively, of the prior years' impairment losses were recovered through disposition and are included in realized gains. In 2005, no prior years' losses were recovered through disposition.

The Company has discontinued the accrual of income on several of its holdings for issuers that are in default. The termination of accrual accounting on these holdings reduced previously accrued income by $0.3 million, $38,000 and $0.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively. The fair market value of these investments was $4.2 million, $0.2 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2005 is as follows:
	Less than 12 months		12 months or more				Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Non-Corporate Securities
Asset backed and mortgage backed securities	52	$ 98,302	$ (1,367)	13	$ 28,545	$ (648)	65	$ 126,847	$ (2,015)
Foreign government and agency securities	1	1,002	(3)	-	-	-	1	1,002	(3)
U.S. treasury and agency securities	3	8,933	(52)	3	43,380	(520)	6	52,313	(572)
Total Non-Corporate Securities	56	108,237	(1,422)	16	71,925	(1,168)	72	180,162	(2,590)
Corporate Securities
Basic industry	4	3,353	(111)	1	1,032	(17)	5	4,385	(128)
Capital goods	3	11,914	(289)	3	9,281	(205)	6	21,195	(494)
Communications	16	43,415	(917)	11	27,081	(2,517)	27	70,496	(3,434)
Consumer cyclical	30	71,494	(3,685)	10	44,759	(4,684)	40	116,253	(8,369)
Consumer noncyclical	10	18,724	(555)	-	-	-	10	18,724	(555)
Energy	3	5,663	(108)	4	4,626	(152)	7	10,289	(260)
Finance	40	142,166	(1,346)	13	34,197	(1,374)	53	176,363	(2,720)
Technology	-	-	-	1	6,703	(297)	1	6,703	(297)
Transportation	3	5,596	(108)	3	6,052	(584)	6	11,648	(692)
Utilities	17	48,024	(837)	3	9,902	(480)	20	57,926	(1,317)
Other	-	-	-	2	7,033	(204)	2	7,033	(204)
Total Corporate Securities	126	350,349	(7,956)	51	150,666	(10,514)	177	501,015	(18,470)
Total fixed maturities available-for-sale	182	$ 458,586	$ (9,378)	67	$ 222,591	$ (11,682)	249	$ 681,177	$ (21,060)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2004 is as follows:
Less than 12 months				12 months or more			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Non-Corporate Securities
Asset backed and mortgage backed securities	26	$ 86,923	$ (521)	4	$ 5,269	$ (1,125)	30	$ 92,192	$ (1,646)
U.S. treasury and agency securities	8	66,621	(190)	-	-	-	8	66,621	(190)
Total Non-Corporate Securities	34	153,544	(711)	4	5,269	(1,125)	38	158,813	(1,836)
Corporate Securities
Basic industry	1	1,075	(1)	-	-	-	1	1,075	(1)
Capital goods	5	22,048	(155)	2	2,518	(54)	7	24,566	(209)
Communications	11	31,065	(713)	3	7,086	(292)	14	38,151	(1,005)
Consumer cyclical	11	48,527	(558)	-	-	-	11	48,527	(558)
Consumer noncyclical	3	4,015	(54)	-	-	-	3	4,015	(54)
Energy	2	1,932	(29)	1	1,668	(77)	3	3,600	(106)
Finance	32	164,847	(1,005)	8	13,728	(446)	40	178,575	(1,451)
Technology	1	6,847	(152)	-	-	-	1	6,847	(152)
Transportation	2	10,265	(59)	16	8,407	(1,155)	18	18,672	(1,214)
Utilities	7	28,840	(319)	3	3,910	(124)	10	32,750	(443)
Other	2	5,585	(140)	1	9,304	(183)	3	14,889	(323)
Total Corporate Securities	77	325,046	(3,185)	34	46,621	(2,331)	111	371,667	(5,516)
Total fixed maturities available-for-sale	111	$ 478,590	$ (3,896)	38	$ 51,890	$ (3,456)	149	$ 530,480	$ (7,352)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with an unrealized loss are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company's process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company's analysis assesses each issuer's ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments. The Company has a Credit Committee that includes members from its investment, finance and actuarial functions. The Credit Committee meets and reviews the results of the Company's impairment analysis on a quarterly basis.

Mortgage loans

The Company invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (Continued)

Mortgage loans

Mortgage loans are collateralized by the related properties and generally are no more than 75% of each property's value at the time that the original loan is made.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management's judgment, the mortgage loan's value has been impaired, appropriate losses are recorded. The Company had no restructured mortgage loans at December 31, 2005 and 2004, respectively.

Mortgage loans comprised the following property types and geographic regions (in 000's):

	December 31,
Property Type:	2005	2004
Office building	$51,396	$44,882
Residential	1,514	1,552
Retail	56,359	55,231
Industrial/warehouse	29,501	29,016
Other	5,888	6,116
Valuation allowance	(236)	(236)

Total	$144,422	$136,561

	December 31,
Geographic region:	2005	2004
Arizona	$6,854	$7,082
California	11,204	10,525
Colorado	5,914	6,047
Delaware	11,612	11,925
Florida	20,112	21,480
Georgia	5,919	6,134
Illinois	2,052	814
Indiana	6,434	6,727
Maryland	10,680	4,823
Michigan	377	426
Minnesota	4,876	2,760
Missouri	2,268	2,335
Nevada	1,212	1,243
New Jersey	2,636	2,720
New York	7,296	7,382
North Carolina	3,486	2,383
Ohio	11,486	12,500
Pennsylvania	14,314	14,957
Texas	8,206	6,414
Utah	2,678	2,851
Virginia	3,898	4,056
Other	1,144	1,213
Valuation allowance	(236)	(236)

Total	$144,422	$136,561

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (Continued)

At December 31, 2005, scheduled mortgage loan maturities were as follows (in 000's):

2006	$-
2007	9,209
2008	4,951
2009	328
2010	1,836
Thereafter	128,098
Total	$144,422

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

The Company has made commitments of mortgage loans on real estate and other loans into the future. The outstanding commitments for these mortgages amounted to $2.5 million and $2.6 million at December 31, 2005 and 2004, respectively.

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment (losses) gains consisted of the following for the years ended December 31 (in 000's):

	2005	2004	2003

Fixed maturities	$1,462	$9,916	$11,421
Mortgage loans	-	(155)	-
Short-term investments	(2)	143	1
Other than temporary declines	(5,546)	(689)	(1,122)
Sales of impaired assets	-	86	347
Total	$(4,086)	$9,301	$10,647

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31 (in 000's):

	2005	2004	2003

Fixed maturities	$87,428	$86,999	$82,165
Mortgage loans	8,500	7,982	4,693
Other (including fair value changes of embedded derivatives)	(211)	295	38
Gross investment income	95,717	95,276	86,896
Less: Investment expenses	1,453	1,406	1,594
Net investment income	$94,264	$93,870	$85,302

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31 (in 000's):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 54,540	$ 54,540	$ 43,262	$ 43,262
Fixed maturities	1,682,864	1,682,864	1,846,019	1,846,019
Mortgages	144,422	149,065	136,561	142,819
Policy loans	188	188	153	153
Separate account assets	681,218	681,218	647,184	647,184

Financial liabilities:
Contractholder deposit funds	1,642,039	1,584,941	1,774,281	1,701,333
Separate account liabilities	681,218	681,218	647,184	647,184

Interest receivable on the above financial instruments is stated at carrying value which approximates fair value.

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

GMABs or GMWBs are considered to be derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are included in contractholder deposit funds. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

8. REINSURANCE (continued)

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

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the Company's group stop loss contracts. Under this agreement, certain stop loss benefits are reinsured on a yearly renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1,000,000 per claim for medical stop loss contracts ceded by the Company.

The effects of reinsurance were as follows (in 000's):

	For the Years Ended December 31,
	2005	2004	2003

Insurance premiums:
Direct	$34,863	$37,251	$33,418
Ceded - Affiliated	-	-	3,468
Ceded - Non-affiliated	2,616	2,245	1,493
Net Premiums	$32,247	$35,006	$28,457

Insurance and other individual policy benefits and claims
Direct	$27,388	$29,412	$31,276
Ceded - Affiliated	-	1,493	3,775
Ceded - Non-affiliated	1,725	1,297	850
Net policy benefits and claims	$25,663	$26,622	$26,651

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

9. RETIREMENT PLANS

Pension Plan

The Company participates in a non-contributory defined benefit pension plan ("the Pension Plan") that is sponsored by Sun Life U.S., which is directly liable for the related obligations. Benefits under the plan are based on years of service and employees' average compensation. The Company is allocated a portion of the pension plan expenses. The allocated expenses were $211,000, $25,000 and $41,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in the 2005 allocation is a curtailment charge of $205,000 related to changes in the pension plan.

401(k) Savings Plan

The Company has a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("the 401(k) Plan") sponsored by Sun Life U.S. for which substantially all employees of at least age 21 are eligible to participate at date of hire. Employer contributions are matched up to a specified amount of the employee's contributions to the 401(k) Plan. The Company's portion of this employer contribution was $16,000, $19,000 and $23,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Post-Retirement Benefit Plans

The Company participates in a plan sponsored by Sun Life U.S. that provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age, or retire early upon satisfying an alternate age plus service condition. Life insurance benefits are generally set at a fixed amount. The Company is allocated a portion of these post-retirement benefit plans expenses. The allocated expenses were $8,000, $13,000 and $4,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

10. FEDERAL INCOME TAXES

For 2005, the Company will file a stand-alone federal income tax return, as it did for 2004 and 2003. For periods prior to 2003, the Company participated in a consolidated tax return with certain affiliates; however, federal income taxes were calculated as if the Company was filing a separate federal income tax return. A summary of the components of federal income tax expense (benefit) in the statements of operations for the years ended December 31, is as follows (in 000's):

	2005	2004	2003
Federal income tax expense (benefit):
Current	$3,225	$124	$(1,996)
Deferred	(947)	7,105	5,145

Total	$2,278	$7,229	$3,149

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

10. FEDERAL INCOME TAXES (continued)

Federal income taxes attributable to operations are different from the amounts determined by multiplying income before federal income taxes by the expected federal income tax rate of 35%. The Company's effective rate differed from the federal income tax rate as follows (in 000's):

	2005	2004	2003

Expected federal income tax expense	$2,702	$7,640	$3,431
Prior year settlements	(424)	(411)	(282)

Federal income tax expense	$2,278	$7,229	$3,149

Net deferred income tax assets (liabilities) represent the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company's deferred tax assets and liabilities as of December 31 were as follows (in 000's):

	2005	2004

Deferred tax assets:
Actuarial liabilities	$24,480	$24,794
Net operating loss	-	1,357

Total deferred tax assets	24,480	26,151

Deferred tax liabilities:
Investments, net	1,138	(13,705)
Deferred policy acquisition costs	(18,669)	(13,488)
Other	(2,676)	(3,907)

Total deferred tax liabilities	(20,207)	(31,100)

Net deferred tax assets (liabilities)	$4,273	$(4,949)

The Company received income tax refunds of approximately $0.3 million for the year ended December 31, 2005; had no net income tax payments for the year 2004; and, received income tax refunds of approximately $2.0 million for 2003. At December 31, 2005, the Company had no operating loss carryforwards remaining.

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the financial statements in anticipation of the results of these audits. The Company is currently under audit by the IRS for the years 2001 through 2002. In the Company's opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company's financial statements. However, the amounts of these tax liabilities could be revised in the future if estimates of the Company's ultimate liability are revised.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

11. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses related to the Company's stop loss, group life and group disability products is summarized below (in 000's):

	2005	2004

Balance at January 1	$32,571	$31,337
Less reinsurance recoverable	(6,381)	(9,146)
Net balance at January 1	26,190	22,191
Incurred related to:
Current year	23,881	20,889
Prior years	(3,143)	910
Total incurred	20,738	21,799
Paid losses related to:
Current year	(13,860)	(12,009)
Prior years	(5,813)	(5,791)
Total paid	(19,673)	(17,800)

Balance at December 31	33,141	32,571
Less reinsurance recoverable	(5,886)	(6,381)
Net balance at December 31	$27,255	$26,190

The incurred losses and loss adjustment expenses relating to insured events in prior years changed as a result of reassessment of the estimates of the settlement costs on certain claims outstanding due to factors that emerged in the current year.

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and further events occur which may impact the resolution of unsettled claims for its group disability line of business. Changes in prior estimates are recorded in results of operations in the year such changes are determined to be needed.

12. LIABILITIES FOR CONTRACT GUARANTEES

On January 1, 2004, the Company adopted the American Institute of Certified Public Accountants' SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

●	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts.
●	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

Upon adoption of SOP 03-1 in 2004, the cumulative effect, reported after tax and net of related effects on DAC, decreased net income and stockholder's equity by $0.9 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pre-tax, and a decrease in DAC of $0.5 million, pre-tax.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

12. LIABILITIES FOR CONTRACT GUARANTEES (continued)

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2005 (in 000's):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$824,936	$52,188	63.6
Minimum Accumulation or Withdrawal	$111,592	$22	58.7

(a) Net amount at risk represents the difference between guaranteed benefit and account balance.

The table below represents information regarding the Company's variable annuity contracts with guarantees at December 31, 2004 (in 000's):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$808,750	$66,329	63.7
Minimum Accumulation or Withdrawal	$45,229	$-	58.3

(a) Net amount at risk represents the difference between guaranteed benefit and account balance.

The following summarizes the reserve for the GMDB at December 31 (in 000's):

	2005	2004
Balance at January 1	$533	921
Benefit Ratio Change / Assumption Changes	520	-
Incurred guaranteed benefits	499	345
Paid guaranteed benefits	(910)	(761)
Interest	39	28

Balance at December 31	$681	533

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

12. LIABILITIES FOR CONTRACT GUARANTEES (continued)

Since there have been no products issued by the Company that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of December 31, 2005 and December 31, 2004.

The liability for death benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest and less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The benefit ratio may be in excess of 100%. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits. Underlying assumptions for the liability related to benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant's attained age.

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

GMABs or GMWBs are considered to be derivatives under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a 50 year projection. Policyholder assumptions are based on experience studies. The guaranteed minimum accumulation or withdrawal benefit constituted (a liability) an asset in the amount of $(0.1) million and $0.2 million at December 31, 2005 and December 31, 2004, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

13. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31, were as follow (in 000's):

	2005	2004

Balance at January 1	$66,690	$59,607
Acquisition costs deferred	10,072	15,078
Amortized to expense during year	(9,491)	(6,188)
Adjustment related to change in unrealized
investment losses (gains) during year	13,369	(1,807)
Balance at December 31	$80,640	$66,690

14. SEGMENT INFORMATION

The Company conducts business principally in three operating segments and maintains a corporate segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker. Management evaluates the results of the operating segments on an after-tax basis. Net investment income is allocated based on segmented assets by line of business. The Company does not materially depend on one or a few customers, brokers or agents for a significant portion of its operations.

Wealth Management

The Wealth Management Segment markets and administers individual and group fixed and variable annuity products.

Group Protection

The Group Protection Segment markets and administers group life, stop loss, long-term disability and short-term disability insurance products. These products are sold to employers that provide group benefits for their employees.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

14. SEGMENT INFORMATION (Continued)

The following amounts pertained to the various business segments (in 000's):
Year ended December 31, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$101,854	$32,604	$1,366	$179	$136,003
Total Expenditures	94,084	32,333	1,899	(32)	128,284
Pre-tax Income (Loss)	7,770	271	(533)	211	7,719

Net Income (Loss)	$5,475	$176	$(347)	$137	$5,441

Total Assets	$2,649,575	$55,319	$10,575	$1,069	$2,716,538

Year ended December 31, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$116,274	$34,908	$836	$(279)	$151,739
Total Expenditures	96,973	31,605	1,386	(54)	129,910
Pre-tax Income (Loss)	19,301	3,303	(550)	(225)	21,829

Net Income (Loss)	$11,766	$2,147	$(357)	$88	$13,644

Total Assets	$2,735,845	$53,131	$2,043	$21,283	$2,812,302

Year ended December 31, 2003

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$108,427	$26,609	$873	$2,485	$138,394
Total Expenditures	102,327	25,712	713	(161)	128,591
Pre-tax Income	6,100	897	160	2,646	9,803

Net Income	$4,088	$608	$113	$1,845	$6,654

Total Assets	$2,632,557	$46,535	$1,460	$35,417	$2,715,969

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

15. REGULATORY FINANCIAL INFORMATION

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

The Company's statutory surplus and net (loss) income were as follows (in 000's):

	Unaudited for theYears ended December 31,
	2005	2004	2003

Statutory surplus and capital	$ 180,009	$ 192,131	$ 186,480
Statutory net (loss) income	(11,841)	14,807	16,477

16. DIVIDEND RESTRICTIONS

The Company's ability to pay dividends is subject to certain statutory restrictions. The State of New York has enacted laws governing the payment of dividends to stockholders by domestic insurers. New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance where the aggregate amount of such dividend in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. The Company is not permitted to pay any dividends in 2006 without prior approval from the Superintendent. No dividends were paid by the Company during 2005, 2004 or 2003.

17. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive (loss) income as of December 31, were as follows (in 000's):

	2005	2004	2003

Unrealized (losses) gains on available-for-sale securities	$ (1,785)	$ 35,255	$ 49,228
DAC allocation	823	(12,546)	(10,739)
Tax effect and other	474	(8,226)	(13,743)

Accumulated other comprehensive (loss) income	$ (488)	$ 14,483	$ 24,746

18. COMMITMENTS AND CONTINGENCIES

Regulatory and Industry Developments

Unfavorable economic conditions may contribute to an increase in the number of insurance companies that are under regulatory supervision. This may result in an increase in mandatory assessments by the New York state guaranty fund.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

18. COMMITMENTS AND CONTINGENCIES (continued)

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

Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases with terms of up to 10 years. As of December 31, 2005, minimum future lease payments under such leases are as follows (in 000's):

2006	$ 220
2007	225
2008	230
2009	234
2010	39
Thereafter	-
Total	$ 948

Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $1.0 million and $1.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Insurance and Annuity Company of New York
Wellesley Hills, Massachusetts

We have audited the accompanying balance sheets of Sun Life Insurance and Annuity Company of New York (the "Company") as of December 31, 2005 and 2004, and the related statements of income, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York as of December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1. "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 23, 2006

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000's).
	2005 Quarters
	March 31	June 30	September 30	December 31
Premiums and other revenue	$12,000	$11,831	$11,074	$10,920
Net investment income and net realized (losses) gains	22,813	23,900	22,136	21,329
	34,813	35,731	33,210	32,249

Policyholder and other expenses	34,858	33,314	30,656	29,456
(Loss) income before taxes	(45)	2,417	2,554	2,793

Net (loss) income	$(29)	$1,571	$1,660	$2,239

	2004 Quarters
	March 31	June 30	September 30	December 31
Premiums and other revenue	$12,362	$11,605	$11,745	$12,856
Net investment income and net realized gains	26,861	23,299	26,355	26,656
	39,223	34,904	38,100	39,512

Policyholder and other expenses	34,370	30,706	31,392	33,442
Income before taxes	4,853	4,198	6,708	6,070

Net income	$2,198	$2,729	$4,360	$4,357

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000's):

Nature of Services	2005	2004
Audit Fees	$ 555	$ 508
Audit Related Fees	-	10
Tax Fees	-	-
All Other Fees	-	-

Total	$ 555	$ 518

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued).

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued).

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued).

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

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements (set forth in Item 8):

-Statements of Income for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

-Balance Sheets at December 31, 2005 and December 31, 2004.

-Statements of Comprehensive Income for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

-Statements of Stockholder's Equity for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

-Statements of Cash Flow for each of the three years ended December 31, 2005, December 31, 2004 and December 31, 2003.

-Notes to Financial Statements, Years Ended December 31, 2005, 2004 and 2003.

-Report of Independent Registered Public Accounting Firm.

-Supplementary financial information.

(a)(2) Financial statement schedules (set forth below):

-Schedule I - Summary of Investments, Other than Investments in Affiliates.

-Schedule III - Supplementary Insurance Information.

-Schedule IV - Summary of Reinsurance.

Financial statement schedules not included in this Form 10-K have been omitted because the required information either is not applicable or is presented in the financial statements or notes thereto.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule I
Summary of Investments, Other than Investments in Affiliates
December 31, 2005 (in 000's)

			Balance Sheet
Type of Investment	Cost	Value	Amount

Bonds:
Non-corporate securities:
Asset backed and mortgage backed securities	$ 261,006	$ 260,105	$ 260,105
Foreign government and agency securities	6,192	6,485	6,485
U.S. treasury and agency securities	55,874	55,326	55,326
Total non-corporate securities	323,072	321,916	321,916
Corporate securities:
Basic industry	9,627	9,724	9,724
Capital goods	85,693	86,516	86,516
Communications	144,968	143,950	143,950
Consumer cyclical	175,601	168,781	168,781
Consumer noncyclical	40,352	40,739	40,739
Energy	60,174	61,670	61,670
Finance	615,594	617,485	617,485
Technology	9,380	9,114	9,114
Transportation	46,021	45,994	45,994
Utilities	143,378	145,937	145,937
Industrial other	30,790	31,038	31,038
Total corporate securities	1,361,578	1,360,948	1,360,948
Total bonds	1,684,650	1,682,864	1,682,864
Mortgage loans	144,422	149,065	144,422
Policy loans	188	188	188
Total investments	$ 1,829,260	$ 1,832,117	$ 1,827,474

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III

Supplementary Insurance Information

(in 000's)

		Future Policy Benefits,	Other Policy Claims
	Deferred	Claims, Deposit Funds	and Benefits
Segment	Acquisition Costs	and Policy Liabilities	Payable(1)

Wealth Management
2005	$79,104	$1,647,005	$-
2004	66,690	1,785,667	-

Group Protection
2005	$-	$36,553	$3,434
2004	-	35,774	4,633

Individual Protection
2005	$1,536	$9,030	$-
2004	-	2,653	-

Corporate
2005	$-	$-	$-
2004	-	-	-

		Benefits,
		Claims, Losses	Amortization	Other
	Net Investment	And Settlement	of Deferred	Operating
Segment	Income (2)	Expenses	Acquisition Costs	Expenses

Wealth Management
2005	$91,041	$73,956	$9,530	$10,598
2004	91,765	82,393	5,763	8,817
2003	80,678	86,575	7,390	8,362

Group Protection
2005	$2,253	$20,690	$-	$11,643
2004	1,794	21,955	-	9,650
2003	1,669	17,813	-	7,900

Individual Protection
2005	$121	$658	$(39)	$1,280
2004	21	494	-	893
2003	14	695	-	17

Corporate
2005	$849	$-	$-	$(32)
2004	290	-	-	(54)
2003	2,941	-	-	(161)

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.

(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule IV

Summary of Reinsurance

(in 000's)

		Ceded to
	Gross	Other	Net
	Amount	Companies	Amount

2005
Life Insurance in Force	$9,969,010	$1,152,296	$8,816,714

Premiums
Life Insurance	22,067	589	21,478
Accident and Health	12,796	2,027	10,769
Total Premiums	34,863	2,616	32,247

2004
Life Insurance in Force	$7,431,216	$6,900	$7,424,316

Premiums
Life Insurance	21,327	47	21,280
Accident and Health	15,924	2,198	13,726
Total Premiums	37,251	2,245	35,006

2003
Life Insurance in Force	$7,031,513	$1,408,996	$5,622,517

Premiums
Life Insurance	20,336	3,468	16,868
Accident and Health	13,082	1,493	11,589
Total Premiums	33,418	4,961	28,457

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

14	Omitted pursuant to Instruction I(2)(c) to Form 10-K

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Exhibits required by Item 601 of Regulation S-K:

See Item 15(a)(3) above.

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

Sun Life Insurance and Annuity Company of New York

(Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
President

Date:	March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Salipante	President and Director	March 23, 2006
Robert C. Salipante	(Principal Executive Officer)

/s/ Gary Corsi	Vice President and Chief Financial Officer and Director	March 23, 2006
Gary Corsi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott M. Davis	Director	March 23, 2006
Scott M. Davis

/s/ Thomas A. Bogart	Director	March 23, 2006
Thomas A. Bogart

/s/ Paul W. Derksen	Director	March 23, 2006
Paul W. Derksen

/s/ Leila Heckman	Director	March 23, 2006
Leila Heckman

/s/ Donald B. Henderson, Jr.	Director	March 23, 2006
Donald B. Henderson, Jr.

/s/ Mary Fay	Director	March 23, 2006
Mary Fay

/s/ Peter R. O'Flinn	Director	March 23, 2006
Peter R. O'Flinn

/s/ C. James Prieur	Director	March 23, 2006
C. James Prieur

/s/ Barbara Z. Shattuck	Director	March 23, 2006
Barbara Z. Shattuck

/s/ David K. Stevenson	Director	March 23, 2006
David K. Stevenson

/s/ Donald A. Stewart	Director	March 23, 2006
Donald A. Stewart

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.