Form 10-Q
period 2006-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2006-05-15
CIK 779955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended	Commission File Numbers
March 31, 2006	33-1079, 33-58482 and 333-77281

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115	New York, NY	10165
(Address of principal executive offices)		(Zip Code)

(212) 922-9242

(Registrant's telephone number, including area code)

NONE

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on May 15, 2006, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

For the three months ended March 31,
	Unaudited
	2006	2005
Revenues

Premiums and annuity considerations	$9,214	$8,501
Net investment income	25,577	22,931
Net realized investment losses	(90)	(118)
Fee and other income	4,542	3,499

Total revenues	39,243	34,813

Benefits and Expenses

Interest credited	14,679	19,594
Policyowner benefits	8,075	6,183
Other operating expenses	5,804	6,595
Amortization of deferred policy acquisition costs	4,041	2,486

Total benefits and expenses	32,599	34,858

Income (loss) before income tax expense (benefit)	6,644	(45)

Income tax expense (benefit)	2,325	(16)

Net income (loss)	$4,319	$(29)

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS

(in thousands, except share data)
	Unaudited
	March 31, 2006	December 31, 2005
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,619,428 and $1,684,650 in 2006 and 2005, respectively)	$1,602,734	$1,682,864
Mortgage loans	136,754	144,422
Policy loans	132	188
Cash and cash equivalents	50,071	54,540

Total investments	1,789,691	1,882,014

Accrued investment income	18,785	18,400
Deferred policy acquisition costs	84,647	80,640
Deferred federal income taxes	2,671	4,273
Goodwill	37,788	37,788
Receivable for investments sold	3,182	1,471
Reinsurance receivable	6,030	5,886
Other assets	5,722	4,848
Separate account assets	705,744	681,218

Total assets	$2,654,260	$2,716,538

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,570,538	$1,642,039
Future contract and policy benefits	52,000	50,549
Payable for investments purchased	14,045	12,053
Other liabilities and accrued expenses	22,567	38,676
Separate account liabilities	705,744	681,218

Total liabilities	$2,364,894	$2,424,535

Commitments and contingencies - Note 6

STOCKHOLDER'S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$2,100	$2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive loss	(7,444)	(488)
Retained earnings	54,747	50,428

Total stockholder's equity	$289,366	$292,003

Total liabilities and stockholder's equity	$2,654,260	$2,716,538

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

For the three months ended March 31,
	Unaudited
	2006	2005

Net income (loss)	$4,319	$(29)
Other comprehensive loss:
Net unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (1)	(8,290)	(10,496)
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax (2)	1,334	(145)
Other comprehensive loss	(6,956)	(10,641)

Comprehensive loss	$(2,637)	$(10,670)

  Net change in unrealized holding losses on available-for-sale securities is reflected net of tax benefit of $4.5 million and $5.7 million for the three months ended March 31, 2006 and 2005, respectively.

  Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(0.7) million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(in thousands)

For the three months ended March 31, 2006 and 2005

Unaudited
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Comprehensive loss:
Net loss				(29)	(29)
Other comprehensive loss			(10,641)		(10,641)

Balance at March 31, 2005	$2,100	$239,963	$3,842	$44,958	$290,863

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

Comprehensive loss
Net income				4,319	4,319
Other comprehensive loss			(6,956)		(6,956)

Balance at March 31, 2006	$2,100	$239,963	$(7,444)	$54,747	$289,366

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

For the three months ended March 31,
	Unaudited

	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$4,319	$(29)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of discount and premiums	1,402	2,160
Amortization of deferred policy acquisition costs	4,041	2,486
Net realized losses on investments	90	118
Interest credited to contractholder deposits	14,679	19,594
Deferred federal income taxes	5,347	(647)
Changes in assets and liabilities:
Deferred acquisition costs	(3,805)	(2,038)
Accrued investment income	(385)	(1,463)
Future contract and policy benefits	1,455	(1,751)
Other, net	(17,806)	8,332

Net cash provided by operating activities	9,337	26,762

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	124,411	209,025
Mortgage loans	13,393	1,783
Purchases of:
Available-for-sale fixed maturities	(60,400)	(196,224)
Mortgage loans	(5,725)	(1,300)
Net change in payable/receivable of investments purchased and sold	-	5,445
Net change in policy loans	56	(37)

Net cash provided by investing activities	$71,735	$18,692

Continued on next page

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

For the three months ended March 31,
	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$14,332	$13,236
Withdrawals from contractholder deposit funds	(99,873)	(50,008)
Other, net	-	(302)

Net cash used in financing activities	(85,541)	(37,074)

Net change in cash and cash equivalents	(4,469)	8,380

Cash and cash equivalents, beginning of period	54,540	43,262

Cash and cash equivalents, end of period	$50,071	$51,642

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

The Company is engaged in the sale of fixed and variable annuity contracts, individual life and group life insurance, stop loss and group disability insurance in the state of New York. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are those used in determining fair value of financial instruments, goodwill, deferred policy acquisition costs ("DAC"), the liabilities for future contract and policyholder benefits and other-than-temporary impairments of investments. Actual results could differ from those estimates.

New Accounting Pronouncements

In November of 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP did not impact the methodology used by the Company to determine and measure impaired investments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

2. TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $3.8 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively.

The Company paid $0.2 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.5 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $0.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate, on a cost-reimbursement basis.

Management believes affiliate revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

3. REINSURANCE

The effects of reinsurance for the three months ended March 31 were as follows (in 000's):

	2006	2005

Premiums and annuity consideration:
Direct	$9,851	$8,995
Ceded - Non-affiliated	637	494
Net premiums	$9,214	$8,501

Policyowner benefits:
Direct	$8,676	$6,474
Ceded - Non-affiliated	601	291
Net policy benefits and claims	$8,075	$6,183

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, life insurance on an individual and group basis, and disability and stop-loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Each segment is defined consistently with the way results are evaluated by the chief operating decision-maker.

Net investment income is allocated based on segmented assets, including allocated capital, by line of business. Allocations of operating expenses among segments are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not depend on one or a few customers, brokers or agents for a significant portion of its operations.

Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with local capital requirements. The changes impact the amount of capital and income on capital that is allocated to the Individual Protection, Group Protection and Wealth Management segments from the Corporate Segment.

Wealth Management

The Wealth Management Segment markets, sells and administers individual and group fixed and variable annuity products.

Group Protection

The Group Protection Segment markets, sells and administers group life, stop loss, long-term disability and short-term disability insurance products. These products are sold to employers that provide group benefits for their employees.

Individual Protection

The Individual Protection Segment markets, sells and administers universal life insurance, variable universal life insurance and conversions from the Company's group life products.

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000's):
Three months ended March 31, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$27,365	$9,645	$1,111	$1,122	$39,243
Total benefits and expenses	22,080	9,969	1,219	(669)	32,599
Income (loss) before income tax expense (benefit)	5,285	(324)	(108)	1,791	6,644
Net income (loss)	$3,435	$(210)	$(70)	$1,164	$4,319

Three months ended March 31, 2005

Total revenues	$25,724	$8,691	$329	$69	$34,813
Total benefits and expenses	25,467	8,633	462	296	34,858
Income (loss) before income ax expense (benefit)	257	58	(133)	(227)	(45)
Net income (loss)	$167	$38	$(86)	$(148)	$(29)

Amounts allocated from the Corporate segment to the Wealth Management, Group Protection and Individual Protection segments relating to the allocation of capital were:
Three months ended March 31, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense (benefit)	$766	$175	$90	$(1,031)	$-

Three months ended March 31, 2005

Income (loss) before income tax expense (benefit)	$3,011	$81	$-	$(3,092)	$-

5. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Benefit Life Insurance Company on December 31, 2002. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2005 and concluded that these assets were not impaired.

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

6. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Litigation

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition, results of operations or cash flow of the Company.

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

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

The table below represents information regarding the Company's variable annuity contracts with guarantees at March 31, 2006 (in 000's):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$826,550	$43,685	64.4
Minimum Accumulation or Withdrawal	$131,227	$2	59.7

(a) Net amount at risk represents the difference between guaranteed benefit and account balance.

The following summarizes the reserve for the guaranteed minimum death benefit at March 31, 2006 and 2005 (in 000's):

	2006	2005

Balance at January 1,	$681	533
Benefit Ratio Change / Assumption Changes	(172)	-
Incurred guaranteed benefits	95	144
Paid guaranteed benefits	(113)	(235)
Interest	4	-

Balance at March 31,	$495	442

Since there have been no products issued by the Company that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of March 31, 2006 or December 31, 2005.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies. The guaranteed minimum accumulation or withdrawal benefit constituted an asset (a liability) in the amount of $0.5 million and $(0.1) million at March 31, 2006 and December 31, 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management's Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company's results of operations that explains material changes in the Condensed Statements of Operations between the three months ended March 31, 2006 and March 31, 2005.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:
●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company's growth and profitability.
●	Changes in interest rates and market conditions.
●	Regulatory and legislative developments.
●	Development in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses.

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. A change in lapse assumptions with respect to certain variable annuity business resulted in additional amortization of approximately $0.6 million for the three months ended March 31, 2006.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized and unrealized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased by $5.1 million and $0.8 million at March 31, 2006 and December 31, 2005, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company's acquisition of Keyport Benefit Life Insurance Company. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2005 and concluded that these assets were not impaired.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

Net Income

The Company's net income (loss) was $4.3 million and $(29,000) for the three months ended March 31, 2006 and 2005, respectively. The increase in net income of $4.3 million was attributed primarily to the following:

REVENUES

Total revenues were $39.2 million and $34.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $4.4 million was primarily due to the following:

Premiums and annuity considerations - were $9.2 million and $8.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $0.7 million is due to increased sales in group disability and stop loss products.

Investment income - was $25.6 million and $22.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $2.7 million in 2006, as compared to 2005, was the result of higher average investment yield [$4.6 million] and a decrease in average invested assets [$1.9 million].

Realized investment losses - were $(0.1) million for each of the three months ended March 31, 2006 and 2005. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments for the three months ended March 31, 2006. The Company incurred write-downs of $0.3 million for the three months ended March 31, 2005.

Fee and other income - was $4.5 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $2.6 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Variable product fees represented 1.48% and 1.43% of the average variable annuity separate account balances for the three months ended March 31, 2006 and 2005, respectively. Average separate account assets were $693.5 million and $643.1 million for the three months ended March 31, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges remained consistent at $0.7 million for each of the three months ended March 31, 2006 and 2005.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

REVENUES (continued)

Other income was $1.2 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. Other income represents fees charged for cost of insurance and administrative service fees. The increase is due to increased individual life insurance business.

BENEFITS AND EXPENSES

Total benefits and expenditures were $32.6 million and $34.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $2.3 million was primarily due to the following:

Interest credited - to policyholders was $14.7 million and $19.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $4.9 million was the result of a lower average interest credited rate [$3.5 million] and a decrease in average policyholder balances [$1.4 million].

Policyowner benefits - were $8.1 million and $6.2 million for the three months ended March 31, 2006 and 2005, respectively. The $1.9 million increase in 2006, as compared to 2005, was primarily due to an increase in benefits for group insurance products.

Other operating expenses - were $5.8 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. The $0.8 million decrease was due primarily to decreased general expenses in the Company's Wealth Management and Group Protection Segments of $0.2 million and $0.6 million, respectively. These business segments are discussed below.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $4.0 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect (approximately $0.6 million) of a change in the lapse assumptions with respect to certain variable annuity business and an increase in the actual gross profits in 2006 as compared to 2005.

RESULTS OF OPERATIONS BY SEGMENT

The Company's net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the three months ended March 31, 2006 and 2005, respectively (in 000's):

Wealth Management Segment

	2006	2005

Total Revenues	$27,365	$25,724
Total Expenditures	22,080	25,467
Pretax Income	5,285	257

Net Income	$3,435	$167

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

REVENUES

Total revenues were $27.4 million and $25.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $1.7 million was primarily due to the following:

Investment income - was $22.7 million and $22.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $0.5 million in 2006, as compared to 2005, was the result of higher average investment yield [$3.4 million] and a decrease in average invested assets [$2.9 million].

Realized investment gains (losses) - were $0.6 million and $(0.1) million for the three months ended March 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $0.3 million for the three months ended March 31, 2005. This segment incurred no write-downs for the three months ended March 31, 2006.

Fee and other income - was $4.0 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including M&E charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $2.6 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Variable product fees represented 1.48% and 1.43% of the average variable annuity separate account balances for the three months ended March 31, 2006 and 2005, respectively. Average separate account assets were $692.3 million and $643.0 million for the three months ended March 31, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges remained consistent at $0.7 million for each of the three months ended March 31, 2006 and 2005.

Other income was $0.7 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenditures were $22.1 million and $25.5 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $3.4 million was primarily due to the following:

Interest credited - to policyholders was $14.5 million and $19.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $5.1 million was the result of a lower average interest credited rate [$3.6 million] and a decrease in average policyholder balances [$1.5 million].

Policyowner benefits - were $0.4 million for each of the three months ended March 31, 2006 and 2005.

Other operating expenses - were $2.7 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $4.0 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively.

The increase in DAC amortization was due to a combination of the DAC effect (approximately $0.6 million) of a change in the lapse assumptions with respect to certain variable annuity business and an increase in the actual gross profits in 2006 as compared to 2005.

Group Protection Segment

	2006	2005

Total Revenues	$9,645	$8,691
Total Expenditures	9,969	8,633
Pretax (Loss) Income	(324)	58

Net (Loss) Income	$(210)	$38

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability insurance products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax (loss) income of $(0.3) million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Total revenues for the three months ended March 31, 2006 increased by $1.0 million in comparison to the three months ended March 31, 2005. The increase in revenue was primarily due to higher premiums in the group long-term disability and stop loss lines of business of $0.3 million and $0.4 million, respectively.

Total expenditures for the three months ended March 31, 2006 increased by $1.3 million in comparison to the three months ended March 31, 2005, which was primarily attributable to an increase in death benefits of $0.8 million and an increase in reserves of $1.1 million offset by a decrease in general operating expenses of $0.6 million.

Individual Protection Segment

	2006	2005

Total Revenues	$1,111	$329
Total Expenditures	1,219	462
Pretax Loss	(108)	(133)

Net Loss	$(70)	$(86)

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax loss was $(0.1) million for the three months ended March 31, 2006 and 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2006	2005

Total Revenues	$1,122	$69
Total Expenditures	(669)	296
Pretax Income (Loss)	1,791	(227)

Net Income (Loss)	$1,164	$(148)

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income (loss) within the Corporate Segment was $1.8 million and $(0.2) million for the three months ended March 31, 2006 and 2005, respectively.

The increase in pretax income was mainly due to an increase in net investment income of $1.7 million.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is engaged in various kinds of routine litigation incidental to the Company's business which, in management's judgment, is not expected to be material to the business or financial condition of the Company.

Item 1A. Risk Factors.

Not applicable.

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

Item 6. Exhibits.

Index to exhibits:

Exhibit No. Description
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

Sun Life Insurance and Annuity Company of New York (Registrant)
May 15, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

May 15, 2006	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer