Form 10-Q
period 2006-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2006-08-11
CIK 779955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2006	Commission File Numbers: 33-1079, 33-58482, 333-77281 and 333-133683

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

(212) 922-9242
(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on August 11, 2006, all of which are owned Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005
Revenues

Premiums and annuity considerations	$18,874	$16,810
Net investment income	49,402	46,190
Net realized investment (losses) gains	(2,049)	523
Fee and other income	9,298	7,021

Total revenues	75,525	70,544

Benefits and Expenses

Interest credited	28,625	36,566
Policyowner benefits	15,356	13,893
Other operating expenses	11,431	12,222
Amortization of deferred policy acquisition costs	7,052	5,491

Total benefits and expenses	62,464	68,172

Income before income tax expense	13,061	2,372

Income tax expense	4,572	830

Net income	$8,489	$1,542

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2006	2005
Revenues

Premiums and annuity considerations	$9,660	$8,309
Net investment income	23,825	23,259
Net realized investment (losses) gains	(1,959)	641
Fee and other income	4,756	3,522

Total revenues	36,282	35,731

Benefits and Expenses

Interest credited	13,946	16,972
Policyowner benefits	7,281	7,710
Other operating expenses	5,627	5,627
Amortization of deferred policy acquisition costs	3,011	3,005

Total benefits and expenses	29,865	33,314

Income before income tax expense	6,417	2,417

Income tax expense	2,247	846

Net income	$4,170	$1,571

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	June 30, 2006	December 31, 2005
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,545,274 and $1,684,650 in 2006 and 2005, respectively)	$1,517,716	$1,682,864
Mortgage loans	144,323	144,422
Policy loans	127	188
Other invested assets	78,254	53
Cash and cash equivalents	69,735	54,540

Total investments	1,810,155	1,882,067

Accrued investment income	16,438	18,400
Deferred policy acquisition costs	89,904	80,640
Deferred federal income taxes	3,193	4,273
Goodwill	37,788	37,788
Receivable for investments sold	2,759	1,471
Reinsurance receivable	5,832	5,886
Other assets	7,728	4,795
Separate account assets	706,417	681,218

Total assets	$2,680,214	$2,716,538

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,509,748	$1,642,039
Future contract and policy benefits	53,127	50,549
Payable for investments purchased	18,438	12,053
Other liabilities and accrued expenses	103,949	38,676
Separate account liabilities	706,417	681,218

Total liabilities	$2,391,679	$2,424,535

Commitments and contingencies - Note 6

STOCKHOLDER’S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$2,100	$2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive loss	(12,445))	(488))
Retained earnings	58,917	50,428

Total stockholder’s equity	$288,535	$292,003

Total liabilities and stockholder’s equity	$2,680,214	$2,716,538

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Net income	$8,489	$1,542
Other comprehensive loss:
Net unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (1)	(14,758)	(1,274)
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax (2)	2,801	(2,083)
Other comprehensive loss	(11,957)	(3,357)

Comprehensive loss	$(3,468)	$(1,815)

(1)
Net change in unrealized holding losses on available-for-sale securities is reflected net of tax benefit of $7.9 million and $0.7 million for the six-month periods ended June 30, 2006 and 2005, respectively.

(2)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(1.5) million and $1.1 million for the six-month periods ended June 30, 2006 and 2005, respectively.

For the three-month periods ended June 30,

	Unaudited
	2006	2005

Net income	$4,170	$1,571
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts (3)	(6,468)	9,222
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax (4)	1,467	(1,938)
Other comprehensive (loss) income	(5,001)	7,284

Comprehensive (loss) income	$(831)	$8,855

(3)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax (benefit) expense of $(3.5) million and $5.0 million for the three-month periods ended June 30, 2006 and 2005, respectively.

(4)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(0.8) million and $1.0 million for the three-month periods ended June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2006 and 2005

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Comprehensive income (loss):
Net income				1,542	1,542
Other comprehensive loss			(3,357)		(3,357)

Balance at June 30, 2005	$2,100	$239,963	$11,126	$46,529	$299,718

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

Comprehensive income (loss):
Net income				8,489	8,489
Other comprehensive loss			(11,957)		(11,957)

Balance at June 30, 2006	$2,100	$239,963	$(12,445)	$58,917	$288,535

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited

	2006	2005
Cash Flows From Operating Activities:
Net income	$8,489	$1,542
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of discount and premiums	2,593	4,213
Amortization of deferred policy acquisition costs	7,052	5,491
Net realized losses (gains) on investments	2,049	(523)
Interest credited to contractholder deposits	28,625	36,566
Deferred federal income taxes	7,519	830
Changes in assets and liabilities:
Deferred acquisition costs	(8,917)	(4,723)
Accrued investment income	1,962	400
Future contract and policy benefits	2,585	306
Other, net	(16,437)	11,262

Net cash provided by operating activities	35,520	55,364

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	351,336	390,033
Mortgage loans	21,754	3,994
Purchases of:
Available-for-sale fixed maturities	(211,505)	(361,281)
Mortgage loans	(21,655)	(2,500)
Other invested assets	(78,201)	-
Changes in other investing activities, net	78,199	-
Net change in payable/receivable of investments purchased and sold	-	9,764
Net change in policy loans	61	(31)

Net cash provided by investing activities	$139,989	$39,979

Continued on next page

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$35,277	$29,677
Withdrawals from contractholder deposit funds	(195,591)	(105,717)
Other, net	-	(240)

Net cash used in financing activities	(160,314)	(76,280)

Net change in cash and cash equivalents	15,195	19,063

Cash and cash equivalents, beginning of period	54,540	43,262

Cash and cash equivalents, end of period	$69,735	$62,325

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

The Company engages in the sale of fixed and variable annuity contracts, individual life and group life insurance, stop loss and group disability insurance in the state of New York. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.

As of December 31, 2004, SLC - U.S. Ops Holdings was a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada ("SLOC"). SLOC is a life insurance company incorporated in 1865 and a direct wholly-owned subsidiary of SLF. On January 4, 2005, a reorganization was completed under which most of SLOC’s asset management businesses in Canada and the United States were transferred to Sun Life Financial Corp., a newly incorporated wholly-owned subsidiary of SLF. The Company is now an indirect subsidiary of Sun Life Financial Corp., and continues to be an indirect subsidiary of SLF.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements (continued)

In November of 2005, the FASB issued FASB Staff Position ("FSP") 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP did not impact the methodology used by the Company to determine and measure impaired investments.

2. TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $3.3 million and $7.1 million for the three and six-month periods ended June 30, 2006, respectively, and $4.3 million and $8.4 million for the three and six-month periods ended June 30, 2005, respectively.

The Company paid $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2006, respectively, and $0.3 million and $0.6 million for the three and six-month periods ended June 30, 2005, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.5 million and $1.0 million for the three and six-month periods ended June 30, 2006, respectively, and $0.8 million and $1.5 million for the three and six-month periods ended June 30, 2005, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $0.3 million and $0.7 million for the three and six-month periods ended June 30, 2006, respectively, and $0.2 million and $0.8 million for the three and six-month periods ended June 30, 2005, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate, on a cost-reimbursement basis.

Management believes affiliate revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

3. REINSURANCE

The effects of reinsurance for the six-month periods ended June 30 were as follows (in 000’s):

	2006	2005

Premiums and annuity consideration:
Direct	$20,158	$18,168
Ceded - Non-affiliated	1,284	1,358
Net premiums	$18,874	$16,810

Policyowner benefits:
Direct	$16,322	$14,552
Ceded - Non-affiliated	966	659
Net policy benefits and claims	$15,356	$13,893

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

3. REINSURANCE (continued)

The effects of reinsurance for the three-month periods ended June 30 were as follows (in 000’s):

	2006	2005

Premiums and annuity consideration:
Direct	$10,307	$9,173
Ceded - Non-affiliated	647	864
Net premiums	$9,660	$8,309

Policyowner benefits:
Direct	$7,646	$8,078
Ceded - Non-affiliated	365	368
Net policy benefits and claims	$7,281	$7,710

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

4. SEGMENT INFORMATION

The Company offers financial products and services such as fixed and variable annuities, life insurance on an individual and group basis, and disability and stop loss insurance on a group basis. As described below, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the three operating segments and to engage in other financing related activities. Each segment is defined consistently with the way results are evaluated by the chief operating decision-maker.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

Individual Protection

The Individual Protection Segment markets, sells and administers universal life insurance, variable universal life insurance and conversions from the Company’s group life products.

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000’s):

Six-month period ended June 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$50,760	$19,424	$2,608	$2,733	$75,525
Total benefits and expenses	42,164	18,526	3,123	(1,349)	62,464
Income (loss) before income tax expense (benefit)	8,596	898	(515)	4,082	13,061
Net income (loss)	$5,587	$584	$(335)	$2,653	$8,489

Six-month period ended June 30, 2005

Total revenues	$52,419	$17,186	$622	$317	$70,544
Total benefits and expenses	49,182	18,249	816	(75)	68,172
Income (loss) before income tax expense (benefit)	3,237	(1,063)	(194)	392	2,372
Net income (loss)	$2,104	$(691)	$(126)	$255	$1,542

Three-month period ended June 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$23,395	$9,779	$1,497	$1,611	$36,282
Total benefits and expenses	20,084	8,557	1,904	(680)	29,865
Income (loss) before income tax expense (benefit)	3,311	1,222	(407)	2,291	6,417
Net income (loss)	$2,152	$794	$(265)	$1,489	$4,170

Three-month period ended June 30, 2005

Total revenues	$26,695	$8,495	$293	$248	$35,731
Total benefits and expenses	23,715	9,616	354	(371)	33,314
Income (loss) before income tax expense (benefit)	2,980	(1,121)	(61)	619	2,417
Net income (loss)	$1,937	$(729)	$(40)	$403	$1,571

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

Amounts allocated from the Corporate segment to the Wealth Management, Group Protection and Individual Protection segments relating to the allocation of capital were:

Six-month period ended June 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense (benefit)	$1,904	$363	$230	$(2,497)	$-

Six-month period ended June 30, 2005

Income (loss) before income tax expense (benefit)	$6,357	$171	$-	$(6,528)	$-

Three-month period ended June 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense (benefit)	$1,138	$188	$140	$(1,466)	$-

Three-month period ended June 30, 2005

Income (loss) before income tax expense (benefit)	$3,346	$90	$-	$(3,436)	$-

5. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2006 and concluded that these assets were not impaired.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

6. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws. The Company believes any potential liability under these agreements is neither probable nor estimatable. Therefore, the Company has not recorded any associated liability.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2006 (in 000’s):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$817,924	$47,631	64.1
Minimum Accumulation or Withdrawal	$156,880	$257	59.7
(a) Net amount at risk represents the difference between the guaranteed benefit and the account balance.

The following summarizes the reserve for the guaranteed minimum death benefit at June 30, 2006 and 2005 (in 000’s):

	2006	2005

Balance at January 1,	$681	$533
Benefit Ratio Change / Assumption Changes	(172)	-
Incurred guaranteed benefits	175	252
Paid guaranteed benefits	(145)	(380)
Interest	8	-

Balance at June 30,	$547	$405

Since there have been no products issued by the Company that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of June 30, 2006 or December 31, 2005.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

Projected benefits and assessments used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyowner benefits.

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies. The guaranteed minimum accumulation or withdrawal benefit constituted an asset (a liability) in the amount of $0.5 million and $(0.1) million at June 30, 2006 and December 31, 2005, respectively.

8. SECURITIES LENDING

The Company is engaged in certain securities lending transactions, which require the borrower to provide collateral on a daily basis, in amounts in excess of 102% of the fair value of the applicable securities loaned. The Company maintains effective control over all loaned securities and, therefore, continues to report such loaned securities as fixed maturities in its consolidated balance sheet.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $78.2 million at June 30, 2006.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Statements of Operations between the six-month periods ended June 30, 2006 and June 30, 2005.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability.

●	Changes in interest rates and market conditions.

●	Regulatory and legislative developments.

●	Development in consumer preferences and behavior patterns.

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

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. A change in lapse assumptions with respect to certain variable annuity business resulted in additional amortization of approximately $0.6 million for the six-month period ended June 30, 2006.

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

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased by $8.2 million and $0.8 million at June 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2006 and concluded that these assets were not impaired.

RESULTS OF OPERATIONS

Six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005:

Net Income

The Company’s net income was $8.5 million and $1.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in net income of $7.0 million was attributed primarily to the following:

REVENUES

Total revenues were $75.5 million and $70.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $5.0 million was primarily due to the following:

Premiums and annuity considerations - were $18.9 million and $16.8 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $2.1 million was due to increased sales in group disability and stop loss products.

Investment income - was $49.4 million and $46.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase of $3.2 million in 2006, as compared to 2005, was the result of higher average investment yield of $7.6 million and a decrease in average invested assets of $4.4 million.

Realized investment (losses) gains - were $(2.0) million and $0.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments for the six-month period ended June 30, 2006. The Company incurred write-downs of $0.8 million for the six-month period ended June 30, 2005.

Fee and other income - was $9.3 million and $7.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $5.2 million and $4.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.44% of the average variable annuity separate account balances for the six-month periods ended June 30, 2006 and 2005, respectively. Average separate account assets were $697.8 million and $645.6 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $1.4 million and $1.5 million for the six-month periods ended June 30, 2006 and 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

REVENUES (continued)

Other income was $2.7 million and $0.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. Other income represents fees charged for cost of insurance and administrative service fees. The increase was due to higher volume of individual life insurance business.

BENEFITS AND EXPENSES

Total benefits and expenditures were $62.5 million and $68.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $5.7 million was primarily due to the following:

Interest credited - to policyholders was $28.6 million and $36.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $8.0 million was the result of a lower average interest credited rate of $4.7 million and a decrease in average policyholder balances of $3.3 million.

Policyowner benefits - were $15.4 million and $13.9 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $1.5 million increase in 2006, as compared to 2005, was primarily due to an increase in benefits for group insurance products.

Other operating expenses - were $11.4 million and $12.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The $0.8 million decrease resulted from an increase in general expenses of $1.6 million in the Company’s Individual Protection Segment offset by decreases in general expenses in the Wealth Management and Group Protection Segments of $1.1 million and $1.3 million, respectively. These business segments are discussed below.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $7.1 million and $5.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect (approximately $0.6 million) of a change in the lapse assumptions with respect to certain variable annuity business and an increase in actual gross profits in 2006 as compared to 2005.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Group Protection, Individual Protection and Corporate.

The following provides a summary of operations by segment for the six-month periods ended June 30, 2006 and 2005, respectively (in 000’s):

Wealth Management Segment

	2006	2005

Total Revenues	$50,760	$52,419
Total Expenditures	42,164	49,182
Pretax Income	8,596	3,237

Net Income	$5,587	$2,104

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

REVENUES

Total revenues were $50.8 million and $52.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $1.6 million was primarily due to the following:

Premiums and annuity considerations - were $0.7 million and $0.4 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Investment income - was $42.7 million and $44.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $1.8 million in 2006, as compared to 2005, was the result of higher average investment yield of $5.9 million and a decrease in average invested assets of $7.7 million. Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with local capital requirements. The changes impact the amount of capital and income on capital that is allocated to the Wealth Management segment from the Corporate Segment.

Realized investment (losses) gains - were $(0.4) million and $0.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. This segment incurred no write-downs for the six-month period ended June 30, 2006. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $0.8 million for the six-month period ended June 30, 2005.

Fee and other income - was $7.8 million and $7.1 million for the six-month periods ended June 30, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including M&E charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $5.2 million and $4.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.44% of the average variable annuity separate account balances for the six-month periods ended June 30, 2006 and 2005, respectively. Average separate account assets were $696.6 million and $645.5 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $1.3 million and $1.5 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Other income was $1.3 million and $1.0 million for the six-month periods ended June 30, 2006 and 2005, respectively.

BENEFITS AND EXPENSES

Total benefits and expenditures were $42.2 million and $49.2 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $7.0 million was primarily due to the following:

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Interest credited - to policyholders was $28.1 million and $36.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. The decrease of $8.4 million was the result of a lower average interest credited rate of $4.9 million and a decrease in average policyholder balances of $3.5 million.

Policyowner benefits - were $1.3 million for each of the six-month periods ended June 30, 2006 and 2005.

Other operating expenses - were $4.6 million and $5.7 million for the six-month periods ended June 30, 2006 and 2005, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $7.1 million and $5.5 million for the six-month periods ended June 30, 2006 and 2005, respectively.

The increase in DAC amortization was due to a combination of the DAC effect (approximately $0.6 million) of a change in the lapse assumptions with respect to certain variable annuity business and an increase in actual gross profits in 2006 as compared to 2005.

Group Protection Segment

	2006	2005

Total Revenues	$19,424	$17,186
Total Expenditures	18,526	18,249
Pretax Income (Loss)	898	(1,063)

Net Income (Loss)	$584	$(691)

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability insurance products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax income (loss) of $0.9 million and $(1.1) million for the six-month periods ended June 30, 2006 and 2005, respectively.

Total revenues for the six-month period ended June 30, 2006 increased by $2.2 million in comparison to the six-month period ended June 30, 2005. The increase in revenue was primarily due to higher premiums in the group long-term disability and stop loss lines of business of $1.0 million and $0.9 million, respectively.

Total expenditures for the six-month period ended June 30, 2006 increased by $0.3 million in comparison to the six-month period ended June 30, 2005.

Individual Protection Segment

	2006	2005

Total Revenues	$2,608	$622
Total Expenditures	3,123	816
Pretax Loss	(515)	(194)

Net Loss	$(335)	$(126)

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax loss was $0.5 million and $0.2 million for the six-month periods ended June 30, 2006 and 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2006	2005

Total Revenues	$2,733	$317
Total Expenditures	(1,349)	(75)
Pretax Income	4,082	392

Net Income	$2,653	$255

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $4.1 million and $0.4 million for the six-month periods ended June 30, 2006 and 2005, respectively.

The increase in pretax income was mainly due to an increase in net investment income of $3.8 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company's management, including the Company's principal executive officer and principal financial officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is engaged in various kinds of routine litigation incidental to the Company’s business which, in management’s judgment, is not expected to be material to the business or financial condition of the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to Instruction H(2)(b) of Form 10-Q.

Item 5. Other Information.

(a)	None.

(b)	None.

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

Sun Life Insurance and Annuity Company of New York (Registrant)

August 11, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President

August 11, 2006	/s/ Gary Corsi
Date	Gary Corsi, Vice President and Chief Financial Officer