Form 10-Q
period 2006-09-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2006-11-13
CIK 779955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended September 30, 2006	Commission File Numbers: 33-1079, 33-58482, 333-77281 and 333-133683

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

(212) 922-9242
(Registrant’s telephone number, including area code)

NONE
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Registrant has 6,001 shares of common stock outstanding on November 10, 2006, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005
Revenues

Premiums and annuity considerations	$28,276	$24,798
Net investment income	73,644	70,065
Net realized investment losses	(4,610)	(1,216)
Fee and other income	14,442	10,107

Total revenues	111,752	103,754

Benefits and Expenses

Interest credited	42,637	53,111
Policyowner benefits	22,939	21,144
Other operating expenses	17,803	18,308
Amortization of deferred policy acquisition costs	9,966	6,265

Total benefits and expenses	93,345	98,828

Income before income tax expense	18,407	4,926

Income tax expense	6,103	1,724

Net income	$12,304	$3,202

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended September 30,

	Unaudited
	2006	2005
Revenues

Premiums and annuity considerations	$9,402	$7,988
Net investment income	24,242	23,875
Net realized investment losses	(2,561)	(1,739)
Fee and other income	5,144	3,086

Total revenues	36,227	33,210

Benefits and Expenses

Interest credited	14,012	16,545
Policyowner benefits	7,583	7,251
Other operating expenses	6,372	6,086
Amortization of deferred policy acquisition costs	2,914	774

Total benefits and expenses	30,881	30,656

Income before income tax expense	5,346	2,554

Income tax expense	1,531	894

Net income	$3,815	$1,660

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	September 30, 2006	December 31, 2005
ASSETS

Investments
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,503,399 and $1,684,650 in 2006 and 2005, respectively)	$1,502,479	$1,682,864
Mortgage loans	150,253	144,422
Policy loans	117	188
Other invested assets	95,862	53
Cash and cash equivalents	45,733	54,540

Total investments	1,794,444	1,882,067

Accrued investment income	16,337	18,400
Deferred policy acquisition costs	86,293	80,640
Deferred federal income taxes	-	4,273
Goodwill	37,788	37,788
Receivable for investments sold	1,475	1,471
Reinsurance receivable	5,855	5,886
Other assets	9,561	4,795
Separate account assets	744,310	681,218

Total assets	$2,696,063	$2,716,538

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,464,983	$1,642,039
Future contract and policy benefits	53,453	50,549
Deferred federal income taxes	4,525	-
Payable for investments purchased	1,234	12,053
Other liabilities and accrued expenses	123,411	38,676
Separate account liabilities	744,310	681,218

Total liabilities	$2,391,916	$2,424,535

Commitments and contingencies - Note 6

STOCKHOLDER’S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	$2,100	$2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive loss	(648)	(488)
Retained earnings	62,732	50,428

Total stockholder’s equity	$304,147	$292,003

Total liabilities and stockholder’s equity	$2,696,063	$2,716,538

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005

Net income	$12,304	$3,202
Other comprehensive loss:
Net unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (1)	(8,490)	(9,901)
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax (2)	8,330	(2,630)
Other comprehensive loss	(160)	(12,531)

Comprehensive income (loss)	$12,144	$(9,329)

(1)
Net change in unrealized holding losses on available-for-sale securities is reflected net of tax benefit of $4.6 million and $5.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(2)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(4.5) million and $1.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

For the three-month periods ended September 30,

	Unaudited
	2006	2005

Net income	$3,815	$1,660
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale
securities, net of tax and policyholder amounts (3)	6,268	(8,627)
Reclassification adjustments of realized investment losses
(gains) into net income, net of tax (4)	5,529	(547)
Other comprehensive income (loss)	11,797	(9,174)

Comprehensive income (loss)	$15,612	$(7,514)

(3)
Net change in unrealized holding (losses) gains on available-for-sale securities is reflected net of tax expense (benefit) expense of $3.4 million and $(4.6) million for the three-month periods ended September 30, 2006 and 2005, respectively.

(4)
Reclassification adjustment of realized investment losses (gains) is reflected net of tax (benefit) expense of $(3.0) million and $0.3 million for the three-month periods ended September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the nine-month periods ended September 30, 2006 and 2005

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2004	$2,100	$239,963	$14,483	$44,987	$301,533

Comprehensive income (loss):
Net income				3,202	3,202
Other comprehensive loss			(12,531)		(12,531)

Balance at September 30, 2005	$2,100	$239,963	$1,952	$48,189	$292,204

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

Comprehensive income (loss):
Net income				12,304	12,304
Other comprehensive loss			(160)		(160)

Balance at September 30, 2006	$2,100	$239,963	$(648)	$62,732	$304,147

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

For the nine-month periods ended September 30,

	Unaudited

	2006	2005
Cash Flows From Operating Activities:
Net income	$12,304	$3,202
Adjustments to reconcile net income to net cash provided by
operating activities:
Net accretion of discounts and amortization of premiums	3,402	6,125
Amortization of deferred policy acquisition costs	9,966	6,265
Net realized losses on investments	4,610	1,216
Interest credited to contractholder deposits	42,637	53,111
Deferred federal income taxes	8,884	1,724
Changes in assets and liabilities:
Deferred acquisition costs	(16,244)	(6,643)
Accrued investment income	2,063	(781)
Future contract and policy benefits	2,418	1,316
Other, net	(16,445)	11,562

Net cash provided by operating activities	53,595	77,097

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	623,467	544,961
Mortgage loans	24,604	5,763
Purchases of:
Available-for-sale fixed maturities	(461,052)	(478,987)
Mortgage loans	(30,435)	(4,400)
Other invested assets	(95,809)	-
Changes in other investing activities, net	95,805	-
Net change in policy loans	71	(37)

Net cash provided by investing activities	$156,651	$67,300

Continued on next page

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the nine-month periods ended September 30,

	Unaudited
	2006	2005

Cash Flows From Financing Activities:
Deposits to contractholder deposit funds	$71,721	$42,494
Withdrawals from contractholder deposit funds	(290,774)	(179,635)

Net cash used in financing activities	(219,053)	(137,141)

Net change in cash and cash equivalents	(8,807)	7,256

Cash and cash equivalents, beginning of period	54,540	43,262

Cash and cash equivalents, end of period	$45,733	$50,518

The accompanying notes are an integral part of the condensed financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Sun Life Insurance and Annuity Company of New York ("the Company") engages in the sale of fixed and variable annuity contracts, individual life and group life insurance, group stop loss and group disability insurance in the state of New York. These contracts are sold by insurance agents, some of whom are registered representatives of national and regional stock brokerage firms, and brokers.

The Company is a stock life insurance company incorporated under the laws of the State of New York. The Company is a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."). The Company is an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

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

2. TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $3.9 million and $11.0 million for the three and nine-month periods ended September 30, 2006, respectively, and $3.8 million and $12.2 million for the three and nine-month periods ended September 30, 2005, respectively.

The Company paid $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2006, respectively, and $0.2 million and $0.8 million for the three and nine-month periods ended September 30, 2005, respectively, in commission fees to Sun Life Financial Distributors, Inc., an affiliate.

The Company paid $0.2 million and $1.2 million for the three and nine-month periods ended September 30, 2006, respectively, and $0.6 million and $2.1 million for the three and nine-month periods ended September 30, 2005, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

The Company paid $0.4 million and $1.1 million for the three and nine-month periods ended September 30, 2006, respectively, and $0.2 million and $1.0 million for the three and nine-month periods ended September 30, 2005, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate, on a cost-reimbursement basis.

Management believes affiliate revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

3. REINSURANCE

The effects of reinsurance for the nine-month periods ended September 30 were as follows (in 000’s):

	2006	2005

Premiums and annuity consideration:
Direct	$30,259	$26,721
Assumed - Non-affiliated	-	80
Ceded - Non-affiliated	1,983	2,003
Net premiums	$28,276	$24,798

Policyowner benefits:
Direct	$24,573	$27,805
Ceded - Non-affiliated	1,634	6,661
Net policy benefits and claims	$22,939	$21,144

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

3. REINSURANCE (continued)

The effects of reinsurance for the three-month periods ended September 30 were as follows (in 000’s):

	2006	2005

Premiums and annuity consideration:
Direct	$10,101	$8,553
Assumed - Non-affiliated	-	80
Ceded - Non-affiliated	699	645
Net premiums	$9,402	$7,988

Policyowner benefits:
Direct	$8,251	$13,253
Ceded - Non-affiliated	668	6,002
Net policy benefits and claims	$7,583	$7,251

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

Group Protection

The Group Protection Segment markets, sells and administers group life, group stop loss, group long-term disability and group short-term disability insurance products to small and mid-size employers.

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

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000’s):

Nine-month period ended September 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$73,240	$29,125	$4,715	$4,672	$111,752
Total benefits and expenses	61,963	27,663	5,721	(2,002)	93,345
Income (loss) before income tax expense (benefit)	11,277	1,462	(1,006)	6,674	18,407
Net income (loss)	$7,670	$950	$(654)	$4,338	$12,304

Nine-month period ended September 30, 2005

Total revenues	$77,321	$25,013	$1,054	$366	$103,754
Total benefits and expenses	71,276	26,198	1,453	(99)	98,828
Income (loss) before income tax expense (benefit)	6,045	(1,185)	(399)	465	4,926
Net income (loss)	$3,930	$(771)	$(259)	$302	$3,202

Three-month period ended September 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$22,480	$9,701	$2,107	$1,939	$36,227
Total benefits and expenses	19,799	9,137	2,598	(653)	30,881
Income (loss) before income tax expense (benefit)	2,681	564	(491)	2,592	5,346
Net income (loss)	$2,083	$366	$(319)	$1,685	$3,815

Three-month period ended September 30, 2005

Total revenues	$24,902	$7,827	$432	$49	$33,210
Total benefits and expenses	22,094	7,949	637	(24)	30,656
Income (loss) before income tax expense (benefit)	2,808	(122)	(205)	73	2,554
Net income (loss)	$1,826	$(80)	$(133)	$47	$1,660

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Financial Statements

4. SEGMENT INFORMATION (continued)

Amounts allocated from the Corporate segment to the Wealth Management, Group Protection and Individual Protection segments relating to the allocation of capital were:

Nine-month period ended September 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense (benefit)	$3,189	$564	$454	$(4,207)	$-

Nine-month period ended September 30, 2005

Income (loss) before income tax expense (benefit)	$8,943	$269	$-	$(9,212)	$-

Three-month period ended September 30, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Income (loss) before income tax expense (benefit)	$1,285	$201	$224	$(1,710)	$-

Three-month period ended September 30, 2005

Income (loss) before income tax expense (benefit)	$2,586	$98	$-	$(2,684)	$-

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at September 30, 2006 (in 000’s):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$847,440	$39,416	64.0
Minimum Accumulation or Withdrawal	$188,480	$15	60.0
(a) Net amount at risk represents the difference between the guaranteed benefit and the account balance.

The following rollforward summarizes the reserve for the guaranteed minimum death benefit for the nine-month periods ended September 30, (in 000’s):

	2006	2005

Balance at January 1,	$681	$533
Benefit Ratio Change / Assumption Changes	(172)	519
Incurred guaranteed benefits	251	329
Paid guaranteed benefits	(190)	(516)
Interest	15	30

Balance at September 30,	$585	$895

Because the Company has not issued products that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of September 30, 2006 or December 31, 2005.

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

Guaranteed minimum accumulation benefits or withdrawal benefits are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies. The guaranteed minimum accumulation or withdrawal benefit constituted an asset (a liability) in the amount of $0.5 million and $(0.1) million at September 30, 2006 and December 31, 2005, respectively.

8. SECURITIES LENDING

On May 1, 2006, the Company established a securities lending program which requires the borrower to provide collateral on a daily basis in amounts in excess of 102% of the fair value of the applicable securities loaned. The Company maintains effective control over all loaned securities and, therefore, continues to report such loaned securities as fixed maturities in its consolidated balance sheet.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $95.8 million at September 30, 2006.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Statements of Operations between the nine-month periods ended September 30, 2006 and September 30, 2005.

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

Changes in any of the assumptions that serve to increase or decrease estimated future gross profits will cause the amortization of deferred policy acquisition costs ("DAC") to decrease or increase, respectively, in the current period. This will cause fluctuation in earnings from period to period. Changes in assumptions (commonly called "unlocking") resulted in a decrease in DAC amortization of $1.6 million for the nine-month period ended September 30, 2005. No unlocking has occurred for the nine-month period ended September 30, 2006. A change in lapse assumptions with respect to certain variable annuity business resulted in additional amortization of approximately $0.6 million for the nine-month period ended September 30, 2006.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Deferred Acquisition Costs (continued)

DAC is also adjusted for amounts relating to the recognition of unrealized investment gains and losses. This adjustment, net of tax, is included with the change in net unrealized investment gains or losses that is credited or charged directly to accumulated other comprehensive loss. DAC was increased by $0.2 million and $0.8 million at September 30, 2006 and December 31, 2005, respectively, relating to this adjustment.

RESULTS OF OPERATIONS

Nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005:

Net Income

The Company’s net income was $12.3 million and $3.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Pretax income was $18.4 million and $4.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $13.5 million in pretax income was attributed to the following:

REVENUES

Total revenues were $111.8 million and $103.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $8.0 million was primarily due to the following:

Premiums and annuity considerations - were $28.3 million and $24.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $3.5 million was primarily due to increased in-force business in group disability and group stop loss, with premium increases of $1.8 million and $1.5 million, respectively.

Investment income - was $73.6 million and $70.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $3.5 million was the net result of higher average investment yield, increasing income by $10.8 million, and a decline in average invested assets, decreasing income by $7.3 million.

Realized investment losses - were $4.6 million and $1.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments for the nine-month period ended September 30, 2006. The Company incurred write-downs of $3.2 million for the nine-month period ended September 30, 2005.

Fee and other income - was $14.4 million and $10.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $7.9 million and $6.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.34% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2006 and 2005, respectively. Average separate account assets were $709.4 million and $652.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $2.0 million and $2.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

REVENUES (continued)

Other income was $4.5 million and $1.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Other income represents fees charged for cost of insurance and administrative service fees. The increase was primarily due to higher volume of individual life insurance business.

BENEFITS AND EXPENSES

Total benefits and expenditures were $93.3 million and $98.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $5.5 million was primarily due to the following:

Interest credited - to policyholders was $42.6 million and $53.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Of the $10.5 million decrease in interest credited, $5.1 million was the result of a lower average interest credited rate and $5.4 million was due to a decline in average policyholder balances.

Policyowner benefits - were $22.9 million and $21.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $1.8 million increase in 2006, as compared to 2005, was primarily due to an increase in benefits for group insurance products.

Other operating expenses - were $17.8 million and $18.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $0.5 million decrease resulted from decreases in general expenses in the Company’s Wealth Management and Group Protection Segments of $1.4 million and $1.9 million, respectively, offset by an increase in general expenses in the Individual Protection Segment of $2.8 million. These segments are discussed below.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $10.0 million and $6.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $0.6 million of a change in the lapse assumptions with respect to certain variable annuity business and an increase in gross profits in 2006 as compared to 2005. Changes in assumptions resulted in an increase in DAC amortization of $1.6 million for the nine-month period ended September 30, 2005. There were no additional changes in assumptions during the nine-month period ended September 30, 2006.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Group Protection, Individual Protection and Corporate.

The following provides a summary of operations by segment for the nine-month periods ended September 30, 2006 and 2005, respectively (in 000’s):

Wealth Management Segment

	2006	2005

Total Revenues	$73,240	$77,321
Total Expenditures	61,963	71,276
Pretax Income	11,277	6,045

Net Income	$7,670	$3,930

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

REVENUES

Total revenues were $73.2 million and $77.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $4.1 million was primarily due to the following:

Premiums and annuity considerations - were $0.7 million and $1.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Investment income - was $63.2 million and $67.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $4.3 million was the net result of higher average investment yield, increasing income by $3.4 million, and a decline in average invested assets, decreasing income by $7.7 million. Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with local capital requirements. The changes impact the amount of capital and income on capital that is allocated to the Wealth Management segment from the Corporate Segment.

Realized investment losses - were $3.0 million and $1.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. This segment incurred no write-downs for the nine-month period ended September 30, 2006. The Wealth Management Segment incurred write-downs of fixed maturities for other-than-temporary impairments of $3.2 million for the nine-month period ended September 30, 2005.

Fee and other income - was $12.3 million and $10.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Fee and other income consists primarily of separate account fees and similar charges, including M&E charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $7.9 million and $6.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Variable product fees represented 1.49% and 1.35% of the average variable annuity separate account balances for the nine-month periods ended September 30, 2006 and 2005, respectively. Average separate account assets were $708.2 million and $651.8 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $2.0 million and $2.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Other income was $2.4 million and $1.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of $1.0 million was due to an increase in fees charged for administrative service fees.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

BENEFITS AND EXPENSES

Total benefits and expenditures were $62.0 million and $71.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $9.3 million was primarily due to the following:

Interest credited - to policyholders was $41.5 million and $52.9 million for the nine-month periods ended September 30, 2006 and 2005, respectively. Of the $11.4 million decrease in interest credited, $5.6 million was the result of a lower average interest credited rate and $5.8 million was due to a decline in average policyholder balances.

Policyowner benefits - were $1.8 million and $3.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The $1.8 million decrease was due to a decrease in death benefits of $0.7 million and a reduction in reserves of $1.1 million in the annuities block of business.

Other operating expenses - were $6.9 million and $8.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease of $1.4 million was the result of a decrease in general expenses.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $10.2 million and $6.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in DAC amortization was due to a combination of the DAC effect of approximately $0.6 million of a change in the lapse assumptions with respect to certain variable annuity business and an increase in gross profits in 2006 as compared to 2005. Changes in assumptions resulted in an increase in DAC amortization of $1.6 million for the nine-month period ended September 30, 2005. There were no additional changes in assumptions during the nine-month period ended September 30, 2006.

Group Protection Segment

	2006	2005

Total Revenues	$29,125	$25,013
Total Expenditures	27,663	26,198
Pretax Income (Loss)	1,462	(1,185)

Net Income (Loss)	$950	$(771)

The Group Protection Segment markets and administers group life insurance, group stop loss insurance and group long-term and group short-term disability insurance products to small and mid-size employers. The Group Protection Segment had pretax income (loss) of $1.5 million and $(1.2) million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Total revenues for the nine-month period ended September 30, 2006 increased by $4.1 million as compared to the nine-month period ended September 30, 2005. The increase was due to increased in-force business in group disability and group stop loss, with premium increases of $1.8 million and $1.5 million, respectively, as well as an increase in net investment income of $0.6 million.

Total expenditures for the nine-month period ended September 30, 2006 increased by $1.5 million as compared to the nine-month period ended September 30, 2005. The $1.5 million increase primarily resulted from an increase in death and disability benefits of $3.2 million offset by a decrease in operating expenses of $1.9 million.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Individual Protection Segment

	2006	2005

Total Revenues	$4,715	$1,054
Total Expenditures	5,721	1,453
Pretax Loss	(1,006)	(399)

Net Loss	$(654)	$(259)

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Pretax loss was $1.0 million and $0.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Corporate Segment

	2006	2005

Total Revenues	$4,672	$366
Total Expenditures	(2,002)	(99)
Pretax Income	6,674	465

Net Income	$4,338	$302

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $6.7 million and $0.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

The increase in pretax income was mainly due to an increase in net investment income of $5.8 million.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

Based on an evaluation as of the end of the period covered by this report, the Company’s management, including the Company’s principal executive officer and principal financial officer, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 (b)  Not applicable.

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

Sun Life Insurance and Annuity Company of New York (Registrant)

November 10, 2006	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(principal executive officer)

November 10, 2006	/s/ Michael K. Moran
Date	Michael K. Moran, Vice President, Chief Accounting Officer and Controller
(chief accounting officer)