Form 10-K
period 2006-12-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2007-03-28
CIK 779955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Numbers: 33-1079, 33-58482, 333-77281, 333-133683, and 333-139387

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 922-9242

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Registrant has 6,001 shares of common stock outstanding on March 27, 2007, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY INSTRUCTION I(2).

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2006

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I

Item 1. BUSINESS.

Sun Life Insurance and Annuity Company of New York ("the Company") engages in the sale of individual fixed and variable annuity contracts, individual life and group life insurance, group stop loss and group disability insurance in the state of New York. These products are distributed through individual insurance agents, financial planners, insurance brokers and broker-dealers to both the tax qualified and non-tax-qualified markets.

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S"). The Company is also an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

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

In 2006, the Company established SLNY Private Placement Investment Company I, LLC, a non-insurer investment limited liability corporation.

Item 1A. RISK FACTORS.

Not applicable.

Item 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2. PROPERTIES.

The Company does not own any properties. The Company leases office space for its sales personnel located in New York, New York. The lease is scheduled to terminate in 2010.

Item 3. LEGAL PROCEEDINGS.

The Company is a party to pending legal proceedings, including ordinary routine litigation incidental to its business, both as a defendant and as a plaintiff. While it is not possible to predict the resolution of these proceedings, management believes, based on the information currently available to it, that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations or cash flows.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART I (continued)

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

PART II

Item 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company is a wholly-owned subsidiary of Sun Life U.S. and as such there is no market for its common stock. The Company did not pay any cash dividends to Sun Life U.S. during 2006 and 2005. There are legal limitations governing the extent to which the Company may pay dividends as noted and described in the consolidated financial statements contained in Item 8 below (see Note 17 to the Company’s consolidated financial statements).

Item 6. SELECTED FINANCIAL DATA.

Omitted pursuant to Instruction I(2)(a) to Form 10-K. Please refer to Item 7 for management’s narrative analysis of results of operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Instruction I(2)(a) to Form 10-K, the Company elects to omit Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the results of operations explaining material changes in the Consolidated Statements of Income between the years ended December 31, 2006 and December 31, 2005.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 defines forward-looking statements as statements not based on historical fact and provides a safe harbor for such statements. This discussion may include forward-looking statements by the Company. These statements may relate to such topics as volume growth, market share and financial goals. It is important to understand that such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

o	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability;
o	Changes in interest rates and market conditions;
o	Regulatory and legislative developments; and
o	Development in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

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

Estimating future gross profit is a complex process requiring considerable judgment and the forecasting of events into the future based on historical information and actuarial assumptions. These assumptions are subject to an annual review process. Changes in any of the assumptions that serve to increase or decrease the estimated future gross profits will cause the amortization of deferred policy acquisition cost ("DAC") to decrease or increase, respectively, in the current period. During 2006 and 2005, changes in estimated future gross profits were driven by recent experience and expectations of future performance and are related mainly to changes in lapse assumptions, future growth rates of capital markets assumptions, and expense assumptions. These changes in assumptions resulted in an increase (decrease) in DAC amortization of $4.7 million and $(1.0) million for the years ended December 31, 2006 and 2005, respectively.

DAC amortization is reviewed regularly and adjusted retrospectively when the Company revises the actual profits and its estimate of future gross profits to be realized from investment-type contracts, including realized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income (loss). DAC was (decreased) increased by $(0.5) million and $0.8 million at December 31, 2006 and 2005, respectively, relating to this adjustment.

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

The Company’s ability to liquidate positions in privately placed fixed securities and mortgages could be impacted to a significant degree by the lack of an actively traded market. Although the Company believes its estimates reasonably reflect the fair value of those instruments, its key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any) and other factors may not reflect those of an active market.

Policy Liabilities and Accruals

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CRITICAL ACCOUNTING POLICIES (continued)

Policy Liabilities and Accruals (continued)

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, guaranteed minimum death benefits. Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions. Loss recognition testing is done periodically to make sure that these assumptions remain adequate. Reserves for guaranteed minimum death benefits are calculated according to the methodology of American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value. These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group known claim reserves, the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination periods. These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

Liabilities for unpaid claims consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders. The liabilities are not reduced by surrender charges.

Other-than-Temporary Impairments on Available-for-Sale Securities

The Company’s accounting policy for impairment requires recognition of an other-than-temporary impairment write-down on a security if it is determined that the Company will be unable to recover all amounts due under the contractual obligation of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional impairment.

The Company incurred realized losses for other-than-temporary impairments of $0.8 million and $5.5 million for the years ended December 31, 2006 and 2005, respectively. The Company discontinued the accrual of income on all of its holdings for issuers in default. Investment income would have increased by $0.1 million for the year ended December 31, 2006 if these holdings were performing. There was no impact on investment income for the year ended December 31, 2005.

Goodwill

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company, which was a wholly-owned subsidiary of Keyport Life Insurance Company, and which was merged into the Company on December 31, 2002. Goodwill is allocated in total to the Company’s Wealth Management Segment (discussed below). In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2006 and concluded that these assets were not impaired.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Twelve-month period ended December 31, 2006 compared to the twelve-month period ended December 31, 2005:

NET INCOME

The Company’s net income was $16.2 million and $5.4 million for the years ended December 31, 2006 and 2005, respectively. Income before income taxes and cumulative effect of change in accounting principle was $23.6 million and $7.7 million for the years ended December 31, 2006 and 2005, respectively. This $15.9 million increase was caused primarily from increases in premiums and fee income of $6.1 million and $7.5 million, respectively, along with a decrease in interest credited of $13.2 million offset by a net increase in DAC amortization and other operating expenses of $8.4 million. Income tax expense was $7.4 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. The results of operations are discussed more fully below.

REVENUES

Total revenues were $150.7 million and $136.0 million for the years ended December 31, 2006 and 2005, respectively. The increase of $14.7 million was primarily due to the following:

Premiums and annuity considerations - were $38.3 million and $32.2 million for the years ended December 31, 2006 and 2005, respectively. The increase of $6.1 million was primarily due to increased in-force business in group disability, group stop loss and group life insurance, with premium increases of $2.8 million, $1.9 million and $1.7 million, respectively.

Net investment income - was $97.4 million and $94.3 million for the years ended December 31, 2006 and 2005, respectively. The increase of $3.1 million was the net result of higher average investment yield, increasing income by $13.1 million, and a volume decline in average invested assets, decreasing income by $10.0 million.

Net realized investment losses - were $6.1 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Company incurred write-downs of fixed maturities for other-than-temporary impairments of $0.8 million and $5.5 million for the years ended December 31, 2006 and 2005, respectively.

Fee and other income - was $21.1 million and $13.6 million for the years ended December 31, 2006 and 2005, respectively. Fee and other income include separate account fees and similar charges, such as mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $10.9 million and $9.0 million for the years ended December 31, 2006 and 2005, respectively. Variable product fees represented 1.50% and 1.37% of the average variable annuity separate account balances for the years ended December 31, 2006 and 2005, respectively. Average separate account assets were $726.9 million and $658.0 million for the years ended December 31, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first four to seven years of the contract. Total surrender charges remained consistent at $2.5 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively.

Other income was $7.7 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. Other income represents fees charged for cost of insurance and administrative service fees. The increase was primarily due to higher volume of individual life insurance business.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BENEFITS AND EXPENSES

Total benefits and expenditures were $127.0 million and $128.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $1.3 million was due to the following:

Interest credited - to policyholders was $56.4 million and $69.6 million for the years ended December 31, 2006 and 2005, respectively. Of the $13.2 million decrease in interest credited, $5.8 million was the result of a lower average interest credited rate and $7.4 million was due to a decline in average policyholder balances.

Policyholder benefits - were $29.3 million and $25.7 million for the years ended December 31, 2006 and 2005, respectively. The $3.6 million increase was primarily due to an increase in benefits for group health insurance products.

Other operating expenses - remained relatively consistent; were $23.0 million and $23.5 million for the years ended December 31, 2006 and 2005, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $18.4 million and $9.5 million for the years ended December 31, 2006 and 2005, respectively. The amortization expense included an increase (decrease) in amortization of $4.7 million and ($1.0) million for the years ended December 31, 2006 and 2005, respectively due to the effect of revisions in estimated future gross profits. The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions, and expense assumptions.

Net Income from Operations by Segment

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Group Protection, Individual Protection and Corporate.

The following provides a summary of operations by segment for the years ended December 31, 2006 and 2005 (in 000’s):

Wealth Management Segment

	2006	2005

Total Revenues	$97,296	$101,854
Total Expenditures	86,956	94,084
Pretax Income	10,340	7,770

Net Income	$7,803	$5,475

Total Assets	$2,357,623	$2,649,575

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. Its major product lines are individual and group fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon investment performance of the options selected.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

REVENUES

Total revenues were $97.3 million and $101.9 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $4.6 million was primarily due to the following:

Premiums and annuity considerations - were $0.8 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.

Net investment income - was $82.7 million and $91.1 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $8.4 million was the net result of higher average investment yield, increasing income by $10.0 million, and a volume decline in average invested assets, decreasing income by $18.4 million. Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with capital requirements. The changes primarily impact the amount of capital and income on capital that is allocated to the Wealth Management Segment from the Corporate Segment. Such allocated income decreased from 2005 to 2006.

Net realized investment losses - were $3.1 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively. Sales of investments generally are made to maximize total return and take advantage of prevailing market conditions. The Wealth Management Segment incurred no write-downs of fixed maturities for other-than-temporary impairments for the year ended December 31, 2006. This segment incurred write-downs of $5.5 million for the year ended December 31, 2005.

Fee and other income - was $16.8 million and $13.7 million for the years ended December 31, 2006 and 2005, respectively. Fee and other income consist primarily of separate account fees and similar charges, including M&E charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $10.9 million and $9.0 million for the years ended December 31, 2006 and 2005, respectively. Variable product fees represented 1.50% and 1.37% of the average variable annuity separate account balances for the years ended December 31, 2006 and 2005, respectively. The increase in separate account income was due to an increase in average separate account assets. Average separate account assets were $725.6 million and $657.5 million for the years ended December 31, 2006 and 2005, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances, which generally are assessed at declining rates applied to policyholder surrenders during the first four to seven years of the contract. Surrender charges remained consistent at $2.4 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively.

Other income was $3.5 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively. Other income represents primarily administrative service fees.

BENEFITS AND EXPENSES

Total benefits and expenditures were $87.0 million and $94.1 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $7.1 million was primarily due to the following:

Interest credited - to policyholders was $54.6 million and $69.3 million for the years ended December 31, 2006 and 2005, respectively. Of the $14.7 million decrease in interest credited, $6.6 million was the result of a lower average interest credited rate and $8.1 million was due to a decline in average policyholder balances.

Policyholder benefits - were $3.3 million and $4.6 million for the years ended December 31, 2006 and 2005, respectively.

Other operating expenses - were $8.4 million and $10.3 million for the year ended December 31, 2006 and 2005, respectively. The $1.9 million decrease in other operating expenses were due to decreased fixed annuity administration expenses.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to, the production of new annuity business. Such acquisition costs included commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $18.7 million and $9.5 million for the years ended December 31, 2006 and 2005, respectively. The amortization expense included an increase (decrease) in amortization of $4.9 million and ($1.0) million for the years ended December 31, 2006 and 2005, respectively due to the effect of revisions in estimated future gross profits. The most significant assumption changes for the year ended December 31, 2006 related to assumptions regarding lapses, future growth rates of capital markets assumptions, and expense assumptions.

Group Protection Segment

	2006	2005

Total Revenues	$39,833	$32,604
Total Expenditures	35,356	32,333
Pretax Income	4,477	271
	,
Net Income	$2,910	$176

Total Assets	$80,969	$55,319

The Group Protection Segment markets and administers group life, stop loss and long-term and short-term disability insurance products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had pretax income of $4.5 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

Total revenues for the year ended December 31, 2006 increased by $7.2 million, as compared to the year ended December 31, 2005. The increase was due to increased in-force business in group disability, group stop loss and group life insurance, with premium increases of $2.8 million, $1.9 million and $1.7 million, respectively, as well as an increase in net investment income of $0.9 million.

Total expenditures for the year ended December 31, 2006 increased by $3.0 million in comparison with 2005. The expense increase resulted primarily from an increase in policyowner benefits in the group health insurance line of business.

Individual Protection Segment

	2006	2005

Total Revenues	$8,226	$1,366
Total Expenditures	7,662	1,899
Pretax Income (Loss)	564	(533)

Net Income (Loss)	$366	$(347)

Total Assets	$123,752	$10,575

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from group life products. Pretax income (loss) was $0.6 million and $(0.5) million for the years ended December 31, 2006 and 2005, respectively. Significant growth and sales of universal life insurance account for the growth in revenues, expenditures, income and total assets.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2006	2005

Total Revenues	$5,334	$179
Total Expenditures	(2,928)	(32)
Pretax Income	8,262	211

Net Income	$5,154	$137

Total Assets	$139,340	$1,069

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Pretax income within the Corporate Segment was $8.3 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

The $8.1 million increase in pretax income was mainly due to an increase in net investment income of $8.0 million.

Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to more closely align with capital requirements. The changes impact the amount of capital and income on capital that is allocated to the Individual Protection, Group Protection and Wealth Management Segments from the Corporate Segment. Lower allocations of capital and income on capital to the Wealth Management Segment is the primary cause of the increase in income.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This discussion covers market risks associated with investment portfolios that support the Company’s general account liabilities. This discussion does not cover market risks associated with those investment portfolios that support separate account products. For those products, the policyholder, rather than the Company, assumes market risk.

General

The Company has investment policies and guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over its investment activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company’s liquidity, surplus, product and regulatory requirements.

The Company’s management believes that stringent underwriting standards and practices have resulted in high-quality portfolios that have the effect of limiting credit risk. The management of interest rate risk exposure is discussed below.

Interest rate risk

A well-diversified portfolio of fixed interest investments primarily supports the Company’s fixed interest rate liabilities. They are also supported by small amounts of floating rate notes. These interest-bearing investments include both publicly issued and privately placed bonds. Public bonds can include Treasury bonds, corporate bonds and money market instruments. The Company’s fixed income portfolios also hold securitized assets, including mortgage backed and asset backed securities. These securities are subject to the same standards applied to other portfolio investments, including relative value criteria and diversification guidelines. The Company does not engage in leveraged transactions and it does not routinely invest in the more speculative forms of these instruments, such as interest-only, principal-only, inverse floater or residual tranches.

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

Significant features of the Company’s models include:

o	an economic or market value basis for both assets and liabilities;
o	an option pricing methodology;
o	the use of effective duration and convexity to measure interest rate sensitivity; and
o	the use of key rate durations to estimate interest rate exposure at different points of the yield curve and to estimate the exposure to non-parallel shifts in the yield curve.

The Company’s Interest Rate Risk Committee meets monthly. After reviewing duration analyses, market conditions and forecasts, the committee develops specific asset management strategies. These strategies may involve managing to achieve small intentional mismatches, either in terms of total effective duration or for certain key rate durations, between liabilities and assets. The Company manages these mismatches to a narrow tolerance range.

Fixed interest liabilities held in the Company’s general account and non-unitized separate account at December 31, 2006 had a fair value of $1.3 billion. Fixed income investments supporting those liabilities had a fair value of $1.5 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2006. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $29.4 million and the corresponding assets also would show a net increase of $29.1 million.

By comparison, fixed interest liabilities held in the Company’s general account and non-unitized separate account at December 31, 2005 had a fair value of $1.5 billion. Fixed income investments supporting those liabilities had a fair value of $1.7 billion at that date. The Company performed a sensitivity analysis on these interest-sensitive liabilities and assets as of December 31, 2005. The analysis showed that if there were an immediate decrease of 100 basis points in interest rates, the fair value of the liabilities would show a net increase of $45.1 million and the corresponding assets would show a net increase of $40.5 million.

The Company produced these estimates using computer models. Since these models reflect assumptions about the future, they contain an element of uncertainty. For example, the models contain assumptions about future policyholder behavior and asset cash flows. Actual policyholder behavior and asset cash flows could differ from what the models show. As a result, the models’ estimates of duration and market values may not reflect what actually would occur. The models are further limited by the fact that they do not provide for the possibility that management action could be taken to mitigate adverse results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements in the form required by Regulation S-X are set forth below.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
For the years ended December 31,

	2006	2005	2004
Revenues

Premiums and annuity considerations	$38,322	$32,247	$35,006
Net investment income	97,365	94,264	93,870
Net realized investment (losses) gains	(6,081)	(4,086)	9,301
Fee and other income	21,083	13,578	13,562

Total revenues	150,689	136,003	151,739

Benefits and Expenses

Interest credited	56,379	69,641	78,220
Policyowner benefits	29,257	25,663	26,622
Other operating expenses	22,988	23,489	19,305
Amortization of deferred policy acquisition costs	18,422	9,491	5,763

Total benefits and expenses	127,046	128,284	129,910

Income before income tax expense and cumulative effect of change in accounting principle	23,643	7,719	21,829

Income tax expense
Federal	7,410	2,278	7,229
State	-	-	82
Income tax expense	7,410	2,278	7,311

Income before cumulative effect of change in accounting principle, net of tax	16,233	5,441	14,518

Cumulative effect of change in accounting principle, net of tax benefit of $471	-	-	(874)

Net income	$16,233	$5,441	$13,644

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS

Investments:
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,460,077 and $1,684,650 in 2006 and 2005, respectively)	$1,463,043	$1,682,864
Mortgage loans	161,292	144,422
Policy loans	139	188
Other invested assets	65,922	53
Cash and cash equivalents	54,231	54,540

Total investments and cash	1,744,627	1,882,067

Accrued investment income	15,125	18,400
Deferred policy acquisition costs	85,021	80,640
Deferred federal income taxes	-	4,273
Goodwill	37,788	37,788
Receivable for investments sold	1,244	1,471
Reinsurance receivable	5,906	5,886
Other assets	15,146	4,795
Separate account assets	796,827	681,218

Total assets	$2,701,684	$2,716,538

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,437,396	$1,642,039
Future contract and policy benefits	54,100	50,549
Deferred federal income taxes	6,953	-
Payable for investments purchased	5,735	12,053
Other liabilities and accrued expenses	90,517	38,676
Separate account liabilities	796,827	681,218

Total liabilities	2,391,528	2,424,535

Commitments and contingencies - Note 19

STOCKHOLDER’S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income (loss)	1,432	(488)
Retained earnings	66,661	50,428

Total stockholder’s equity	310,156	292,003

Total liabilities and stockholder’s equity	$2,701,684	$2,716,538

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
For the years ended December 31,

	2006	2005	2004

Net income	$16,233	$5,441	$13,644
Other comprehensive income (loss)
Net unrealized holding (losses) gains on available-for-sale
securities, net of tax and policyholder amounts (1)	(4,375)	(10,760)	1,383
Reclassification adjustments of realized investment losses (gains)
into net income, net of tax (2)	6,295	(4,211)	(11,646)
Other comprehensive income (loss)	1,920	(14,971)	(10,263)

Comprehensive income (loss)	$18,153	$(9,530)	$3,381

(1)	Net of tax (benefit) expense of $(2.4) million, $(5.8) million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Net of tax benefit (expense) of $3.4 million, $(2.3) million and $(6.3) million for the years ended December 31, 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)
For the years ended December 31,

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2003	$2,100	$239,963	$24,746	$31,343	$298,152

Net income	-	-	-	13,644	13,644
Other comprehensive loss	-	-	(10,263)	-	(10,263)

Balance at December 31, 2004	2,100	239,963	14,483	44,987	301,533

Net income	-	-	-	5,441	5,441
Other comprehensive loss	-	-	(14,971)	-	(14,971)

Balance at December 31, 2005	2,100	239,963	(488)	50,428	292,003

Net income	-	-	-	16,233	16,233
Other comprehensive income	-	-	1,920	-	1,920

Balance at December 31, 2006	$2,100	$239,963	$1,432	$66,661	$310,156

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
For the years ended December 31,

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$16,233	$5,441	$13,644
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Net amortization of premiums on investments	3,956	7,224	11,239
Amortization of deferred policy acquisition costs	18,422	9,491	5,763
Net realized investment losses (gains)	6,081	4,086	(9,301)
Interest credited to contractholder deposit funds	56,379	69,641	78,220
Deferred federal income taxes	10,193	(947)	7,185
Cumulative effect of change in accounting principle, net
of tax	-	-	874
Changes in assets and liabilities:
Deferred policy acquisition cost additions	(23,909)	(9,646)	(15,086)
Accrued investment income	3,275	844	826
Future contract and policy benefits	3,106	736	132
Other, net	(24,875)	29,604	6,549

Net cash provided by operating activities	68,861	116,474	100,045

Cash Flows From Investing Activities
Sales, maturities and repayments of:
Available-for-sale fixed maturities	757,662	673,665	1,531,260
Equity securities		-	766
Mortgage loans	29,415	7,584	19,960
Purchases of:
Available-for-sale fixed maturities	(549,218)	(568,813)	(1,596,830)
Equity securities	-	-	(623)
Mortgage loans	(46,285)	(15,445)	(48,624)
Other invested assets	(65,858)	-	-
Net change in payable/receivable of investments purchased
and sold	-	-	(4,507)
Net change in policy loans	49	(35)	121
Net change in other investing activities	65,845	-	-

Net cash provided by (used in) investing activities	191,610	96,956	(98,477)

Continued on next page

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
For the years ended December 31,

	2006	2005	2004

Cash Flows From Financing Activities
Additions to contractholder deposit funds	$121,837	$53,495	$147,241
Withdrawals from contractholder deposit funds	(382,617)	(255,647)	(171,504)
Other, net	-	-	1,621

Net cash used in financing activities	(260,780)	(202,152)	(22,642)

(Decrease) increase in cash and cash equivalents	(309)	11,278	(21,074)

Cash and cash equivalents, beginning of year	54,540	43,262	64,336

Cash and cash equivalents, end of year	$54,231	$54,540	$43,262

Supplemental Information
Income taxes refunded	$-	$274	$525

The accompanying notes are an integral part of the consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

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

The Company is a wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S"). The Company is also an indirect wholly-owned subsidiary of Sun Life Assurance Company of Canada - U.S. Operations Holdings, Inc. ("SLC - U.S. Ops Holdings") and is an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934. SLF and its subsidiaries are collectively referred to herein as "Sun Life Financial."

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

In 2006, the Company established SLNY Private Placement Investment Company I, LLC, a non-insurer investment limited liability corporation.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

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

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the time of purchase, fixed maturity securities are classified based on the Company’s intent as either held-to-maturity or available-for-sale. In order for the securities to be classified as held-to-maturity, the Company must have positive intent and ability to hold the securities to maturity. Securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that do not meet this criteria are classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with changes in unrealized gains or losses reported as a separate component of other comprehensive income. Fair values for publicly traded securities are obtained from external market quotations. For privately placed fixed maturities, fair values are estimated by taking into account prices for publicly traded securities of similar credit risk, maturities, repayment and liquidity characteristics. The Company does not engage in trading activities. All of the Company’s fixed maturity securities are classified as available-for-sale. Included with available-for-sale fixed maturities are mortgage backed securities in To Be Announced ("TBA") form. The Company records these purchases on the trade date and the corresponding payable is recorded as an outstanding liability in the payable for investments purchased until the settlement date of the transaction. All security transactions are recorded on a trade-date basis.

The Company’s accounting policy for impairment requires recognition of an other-than-temporary impairment charge on a security if it is determined that the Company will be unable to recover all amounts due under the contractual obligations of the security. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired security for additional impairment, if necessary.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments (continued)

Mortgage loans are stated at unpaid principal balances, net of provisions for estimated losses. Mortgage loans acquired at a premium or discount are carried at amortized values, net of provisions for estimated losses. Loans include commercial first mortgage loans and are diversified by property type and geographic area throughout the United States. Mortgage loans are collateralized by the related properties and generally are no more than 75% of each property’s value at the time that the original loan is made.

A loan is recognized as impaired when it is probable that the principal or interest is not collectible in accordance with the contractual terms of the loan. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or on the loan’s observable market price. A specific valuation allowance is established if the fair value of the impaired loan is less than the recorded amount. Loans are also charged against the allowance when determined to be uncollectible. The allowance is based on a continuing review of the loan portfolio, past loss experience and current economic conditions, which may affect the borrower’s ability to pay. While management believes that it uses the best information available to establish the allowance, future adjustments to the allowance may become necessary if economic conditions differ from the assumptions used in making the evaluation.

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

Income on investments is recorded on the accrual basis. Investments are placed in a non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of principal and interest is doubtful. When an investment is placed in non-accrual status, all interest previously accrued is reversed against current period interest income. Interest accruals are resumed on such investments only when the investments have performed on a sustained basis for a reasonable period of time, and when, in the judgment of management, the investments are estimated to be fully collectible as to both principal and interest.

Deferred Policy Acquisition Costs

Acquisition costs consist of commissions, underwriting and other costs that vary with and are primarily related to the production of new business. Acquisition costs related to investment-type contracts, primarily deferred annuity, universal life and guaranteed investment contracts, are deferred and amortized with interest in proportion to the present value of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, life and variable annuity fees, surrender charges, interest credited, policyholder benefits and direct variable administrative expenses. This amortization is reviewed regularly and adjusted, as appropriate, retrospectively when the Company records actual profits and revises its estimate of future gross profits to be realized from this group of products, including realized gains and losses from investments.

Although realization of DAC is not assured, the Company believes it is more likely than not that all of these costs will be realized. The amount of DAC considered realizable, however, could be reduced in the near term if the estimates of gross profits discussed above are reduced.

DAC is also adjusted for amounts relating to unrealized investment gains and losses. This adjustment, net of tax, is included with unrealized investment gains or losses that are recorded in accumulated other comprehensive income. DAC was (decreased) increased by $(0.5) million and $0.8 million at December 31, 2006 and 2005, respectively, relating to this adjustment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

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

Policy liabilities and accruals

Future contract and policy benefit liabilities include amounts reserved for future policy benefits payable upon contingent events as well as liabilities for unpaid claims due as of the statement date. Such liabilities are established in amounts adequate to meet the estimated future obligations of policies in force.

Policy reserves for annuity contracts include liabilities held for group pension and payout annuity payments and liabilities held for product guarantees on variable annuity products, such as guaranteed minimum death benefits ("GMDB"). Reserves for pension and payout annuity contracts are calculated using the best-estimate interest and decrement assumptions that were set at the time that loss recognition testing resulted in additional reserves. Loss recognition testing is done periodically to make sure that these assumptions remain adequate. Reserves for guaranteed minimum death benefits are calculated according to the methodology of American Institute of Certified Public Accountants (the "AICPA") Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), whereby the expected benefits provided by the guarantees are spread over the duration of the contract in proportion to the benefit assessments.

Policy reserves for universal life contracts are held for benefit coverages that are not fully provided for in the policy account value. These include rider coverages, conversions from group policies, and benefits provided under market conduct settlements.

Policy reserves for group life and health contracts are calculated using standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity and mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group known claim reserves, the mortality and morbidity tables for the early durations of claims are based exclusively on the Company’s experience, incorporating factors such as age at disability, sex and elimination period. These reserves are computed at amounts that, with interest compounded annually at assumed rates, are expected to meet the Company’s future obligations.

Liabilities for unpaid claims consist of the estimated amount payable for claims reported but not yet settled and an estimate of claims incurred but not reported. The amount reported is based upon historical experience, adjusted for trends and current circumstances. Management believes that the recorded liability is sufficient to provide for the associated claims adjustment expenses. Revisions of these estimates are included in operations in the year such refinements are made.

Contractholder deposit funds consist of policy values that accrue to the holders of universal life-type contracts and investment-related products such as deferred annuities. The liabilities consist of deposits received plus interest credited, less accumulated policyholder charges, assessments, partial withdrawals and surrenders. The liabilities are not reduced by surrender charges.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Expenses

Premiums for traditional individual life and annuity products are considered earned revenue when due. Premiums related to group disability insurance and group stop loss are recognized as earned revenue pro-rata over the contract period. The unexpired portion of these premiums is recorded as unearned premiums. Revenue from investment-related products includes charges for cost of insurance (mortality), initiation and administration of the policy, and surrender charges. Revenue is recognized when the charges are assessed, except that any portion of an assessment that relates to services to be provided in future years is deferred and recognized over the period during which the services are provided.

Benefits and expenses related to traditional life, annuity and disability contracts, including group policies, are recognized when incurred in a manner designed to match them with related premium revenue and to spread income recognition over the expected life of the policy. For universal life-type and investment-type contracts, expenses include interest credited to policyholders’ accounts and death benefits in excess of account values, which are recognized as incurred.

Operating Expenses

Operating expenses primarily represent allocated compensation and general and administrative expenses. Management believes intercompany expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

Income Taxes

For the year ended December 31, 2006, the Company will file a stand-alone federal income tax return, as it did for years 2005 and 2004. Taxes are computed under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by SFAS No. 109, "Accounting for Income Taxes." These differences relate primarily from policy reserves, policy acquisition expenses and unrealized gains or losses on investments.

Separate Accounts

The Company has established separate accounts applicable to various classes of contracts providing for variable benefits and they are generally not subject to liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. Contracts for which funds are invested in separate accounts include variable life insurance and individual qualified and non-qualified variable annuity contracts. Assets and liabilities of the separate accounts, representing net deposits and accumulated net investment earnings, less fees, held primarily for the benefit of contractholders, are shown as separate captions in the consolidated financial statements. Assets held in the separate accounts are carried at market value and the investment risk of such securities is retained by the policyholder. The activity of the separate accounts is not reflected in the Company’s consolidated financial statements except for: (1) the fees the Company receives, which are assessed periodically and recognized as revenue when assessed; and, (2) the activity related to the GMDB, guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum withdrawal benefit ("GMWB") which is reflected in the Company’s consolidated financial statements and accompanying notes.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New and Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB No. 108 during the year ended December 31, 2006 had no impact on the Company’s consolidated financial statements.

In November of 2005, the FASB issued FASB Staff Position ("FSP") 115-1 and 124-1 "The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments." This FSP is effective for reporting periods beginning after December 15, 2005. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss. The statement also includes accounting guidance for periods subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of this FSP did not impact the methodology used by the Company to determine and measure impaired investments. See disclosure in Note 4.

In May of 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. SFAS No. 154 eliminates the requirement in Accounting Principles Board Opinion No. 20 to include the cumulative effect of a change in accounting in the income statement in the period of change and requires retrospective applications to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 applies to changes required by new accounting pronouncements only when the pronouncement does not include specific transition guidance. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2004, the Company adopted SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and
o	Reporting and measuring the Company’s interest in its separate accounts as investments.

See Footnote 13 for additional information regarding the impact of adoption of SOP 03-1.

Accounting Standards Not Yet Adopted

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on the Company’s consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Not Yet Adopted (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), an amendment to SFAS No. 140. SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value and permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to, and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. The option to subsequently measure servicing rights at fair value will allow entities which utilize derivative instruments to hedge their servicing rights to account for such hedging relationships at fair value and avoid the complications of hedge accounting under SFAS No. 133. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS No. 155"), an amendment to SFAS No. 133 and SFAS No. 140. Among other things, SFAS No. 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. At initial application of SFAS No. 155, the fair value election provided for in paragraph 4(c) may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of SFAS No. 133 prior to the initial application of SFAS No. 155.

In January 2007, the FASB provided a scope exception under SFAS No. 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS No. 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of the Company’s investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. The Company does not expect that the January 1, 2007 adoption of SFAS No. 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Not Yet Adopted (continued)

In September of 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance companies for DAC on internal replacements other than those specifically described in FASB Statement No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have an impact the Company’s consolidated financial statements.

2. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company. KBL was merged into the Company on December 31, 2002. Goodwill is allocated in total to the Wealth Management Segment. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2006 and concluded that these assets were not impaired.

3. SIGNIFICANT TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates, under which the Company receives, as requested, certain investment and administrative services on a cost reimbursement basis. Expenses under these agreements amounted to approximately $14.5 million, $16.0 million and $11.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had $1.0 million and $17.9 million due to related parties at December 31, 2006 and 2005, respectively, and $5.6 million and $0.6 million due from related parties at December 31, 2006 and 2005, respectively.

During 2006, 2005 and 2004, the Company paid $1.4 million, $1.0 million and $1.0 million, respectively, in commission fees to an affiliate, Sun Life Financial Distributors, Inc.

During 2006, 2005 and 2004, the Company paid $1.5 million, $2.8 million and $2.5 million, respectively, in commission fees to Independent Financial Marketing Group, Inc., an affiliate.

During 2006, 2005 and 2004, the Company paid $1.3 million, $1.5 million and 1.4 million, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser and affiliate.

As more fully described in Note 8, the Company has been involved in several reinsurance transactions with SLOC.

As more fully described in Note 10, the Company participates in a pension plan and other post-retirement benefits plan sponsored by Sun Life U.S.

Management believes intercompany revenues and expenses are calculated on a reasonable basis; however, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of the Company’s fixed maturities were as follows (in 000’s):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale fixed maturities:
Non-Corporate Securities
Asset backed and mortgage backed securities	$135,634	$421	$(1,392)	$134,663
Foreign government and agency securities	5,662	174	(20)	5,816
U.S. treasury and agency securities	5,897	88	(4)	5,981
Total Non-Corporate Securities	147,193	683	(1,416)	146,460
Corporate Securities
Basic industry	8,057	152	(59)	8,150
Capital goods	114,508	1,023	(494)	115,037
Communications	142,346	1,619	(1,573)	142,392
Consumer cyclical	119,327	740	(1,447)	118,620
Consumer noncyclical	39,116	291	(308)	39,099
Energy	43,472	472	(248)	43,696
Finance	691,623	4,892	(2,482)	694,033
Technology	7,000	-	(405)	6,595
Transportation	27,481	331	(53)	27,759
Utilities	97,842	2,202	(1,296)	98,748
Other	22,112	344	(2)	22,454
Total Corporate Securities	1,312,884	12,066	(8,367)	1,316,583
Total available-for-sale fixed maturities	$1,460,077	$12,749	$(9,783)	$1,463,043

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (continued)

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Available-for-sale fixed maturities:
Non-Corporate Securities
Asset backed and mortgage backed securities	$261,006	$1,114	$(2,015)	$260,105
Foreign government and agency securities	6,192	296	(3)	6,485
U.S. treasury and agency securities	55,874	24	(572)	55,326
Total Non-Corporate Securities	323,072	1,434	(2,590)	321,916
Corporate Securities
Basic industry	9,627	226	(129)	9,724
Capital goods	85,693	1,317	(494)	86,516
Communications	144,968	2,416	(3,434)	143,950
Consumer cyclical	175,601	1,549	(8,369)	168,781
Consumer noncyclical	40,352	942	(555)	40,739
Energy	60,174	1,756	(260)	61,670
Finance	615,594	4,611	(2,720)	617,485
Technology	9,380	31	(297)	9,114
Transportation	46,021	664	(691)	45,994
Utilities	143,378	3,876	(1,317)	145,937
Other	30,790	452	(204)	31,038
Total Corporate Securities	1,361,578	17,840	(18,470)	1,360,948
Total available-for-sale fixed maturities	$1,684,650	$19,274	$(21,060)	$1,682,864

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (Continued)

The amortized cost and fair value by maturity periods for fixed maturities are shown below (in 000’s). Actual maturities may differ from contractual maturities on asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized Cost	Fair Value
Maturities of available-for-sale fixed securities:
Due in one year or less	$144,737	$144,408
Due after one year through five years	572,492	574,370
Due after five years through ten years	345,032	345,744
Due after ten years	262,182	263,858
Subtotal	1,324,443	1,328,380
Asset-backed securities	135,634	134,663
Total	$1,460,077	$1,463,043

Gross gains of $3.4 million, $4.6 million and $17.5 million, and gross losses of $10.2 million, $3.2 million and $7.5 million were realized on the sale of fixed maturities for the years ended December 31, 2006, 2005 and 2004, respectively.

Fixed maturities with an amortized cost of approximately $0.5 million and $0.4 million at December 31, 2006 and 2005, respectively, were on deposit with governmental authorities as required by law.

As of December 31, 2006, 96.2% of the Company’s fixed maturities were investment grade. Investment grade securities are those that are rated "BBB" or better by nationally recognized statistical rating organizations. In 2006, $1.5 million of the prior years’ impairment losses were recovered through disposition and are included in net realized losses. In 2005, no prior years’ losses were recovered through disposition. In 2004, $0.1 million of the prior years’ impairment losses were recovered through disposition and are included in net realized gains.

The Company discontinued the accrual of income on all of its holdings for issuers in default. The termination of accrual accounting on these holdings reduced previously accrued income by $0.1 million, $0.3 million and $38,000, for the years ended December 31, 2006, 2005 and 2004, respectively. The fair market value of these investments was $4.2 million and $0.2 million at December 31, 2005 and 2004, respectively. As of December 31, 2006, the Company did not have any holdings for issuers that were in default.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2006 are as follows (dollar amounts in 000’s):

	Less than 12 months			12 months or more			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Non-Corporate Securities
Asset backed and mortgage backed securities	12	$ 11,721	$ (66)	47	$ 66,792	$ (1,326)	59	$ 78,513	$ (1,392)
Foreign government and agency securities	-	-	-	1	985	(20)	1	985	(20)
U.S. treasury and agency securities	1	315	(3)	1	747	(1)	2	1,062	(4)
Total Non-Corporate Securities	13	12,036	(69)	49	68,524	(1,347)	62	80,560	(1,416)
Corporate Securities
Basic industry	-	-	-	2	1,960	(59)	2	1,960	(59)
Capital goods	4	16,008	(53)	4	15,147	(442)	8	31,155	(495)
Communications	6	16,214	(114)	16	32,831	(1,459)	22	49,045	(1,573)
Consumer cyclical	9	22,117	(223)	15	57,674	(1,224)	24	79,791	(1,447)
Consumer noncyclical	2	3,157	(76)	3	4,567	(231)	5	7,724	(307)
Energy	4	6,636	(116)	3	3,186	(132)	7	9,822	(248)
Finance	27	82,283	(529)	32	66,138	(1,953)	59	148,421	(2,482)
Technology	-	-	-	1	6,595	(405)	1	6,595	(405)
Transportation	2	3,674	(24)	1	793	(29)	3	4,467	(53)
Utilities	9	11,438	(196)	10	27,897	(1,100)	19	39,335	(1,296)
Other	1	2,020	(2)	-	-	-	1	2,020	(2)
Total Corporate Securities	64	163,547	(1,333)	87	216,788	(7,034)	151	380,335	(8,367)
Total available-for-sale fixed maturities	77	$ 175,583	$ (1,402)	136	$ 285,312	$ (8,381)	213	$ 460,895	$ (9,783)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (Continued)

The gross unrealized losses and fair value of investments, which have been deemed to be temporarily impaired, aggregated by investment category, number of securities and length of time that securities have been in an unrealized loss position at December 31, 2005 are as follows (dollar amounts in 000’s):

	Less than 12 months			12 months or more			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Non-Corporate Securities
Asset backed and mortgage backed securities	52	$ 98,302	$ (1,367)	13	$ 28,545	$ (648)	65	$ 126,847	$ (2,015)
Foreign government and agency securities	1	1,002	(3)	-	-	-	1	1,002	(3)
U.S. treasury and agency securities	3	8,933	(52)	3	43,380	(520)	6	52,313	(572)
Total Non-Corporate Securities	56	108,237	(1,422)	16	71,925	(1,168)	72	180,162	(2,590)
Corporate Securities
Basic industry	4	3,353	(111)	1	1,032	(17)	5	4,385	(128)
Capital goods	3	11,914	(289)	3	9,281	(205)	6	21,195	(494)
Communications	16	43,415	(917)	11	27,081	(2,517)	27	70,496	(3,434)
Consumer cyclical	30	71,494	(3,685)	10	44,759	(4,684)	40	116,253	(8,369)
Consumer noncyclical	10	18,724	(555)	-	-	-	10	18,724	(555)
Energy	3	5,663	(108)	4	4,626	(152)	7	10,289	(260)
Finance	40	142,166	(1,346)	13	34,197	(1,374)	53	176,363	(2,720)
Technology	-	-	-	1	6,703	(297)	1	6,703	(297)
Transportation	3	5,596	(108)	3	6,052	(584)	6	11,648	(692)
Utilities	17	48,024	(837)	3	9,902	(480)	20	57,926	(1,317)
Other	-	-	-	2	7,033	(204)	2	7,033	(204)
Total Corporate Securities	126	350,349	(7,956)	51	150,666	(10,514)	177	501,015	(18,470)
Total available-for-sale fixed maturities	182	$ 458,586	$ (9,378)	67	$ 222,591	$ (11,682)	249	$ 681,177	$ (21,060)

The Company has a comprehensive process in place to identify potential problem securities that could have an impairment that is other-than-temporary. At the end of each quarter, all securities with an unrealized loss are reviewed. An analysis is undertaken to determine whether this decline in market value is other-than-temporary. The Company’s process focuses on issuer operating performance and overall industry and market conditions. Any deterioration in operating performance is assessed relative to the impact on issuer financial ratios, including leverage and coverage measures specific to an industry and relative to any investment covenants. Additionally, the Company’s analysis assesses each issuer’s ability to service its debts in a timely fashion, the length of time the security has been in an unrealized loss position, rating agency actions, and any other key developments as well the Company’s ability and intention, if any, to dispose of its position prior to the fair value increasing so as to allow recovery of the Company’s cost. The Company has a Credit Committee that includes members from its investment, finance and actuarial functions. The Credit Committee meets and reviews the results of the Company’s impairment analysis on a quarterly basis.

Mortgage loans

The Company invests in commercial first mortgage loans throughout the United States. Investments are diversified by property type and geographic area.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (Continued)

Mortgage loans

Mortgage loans are collateralized by the related properties and generally are no more than 75% of each property’s value at the time that the original loan is made.

The Company monitors the condition of the mortgage loans in its portfolio. In those cases where mortgages have been restructured, appropriate allowances for losses have been made. In those cases where, in management’s judgment, the mortgage loan’s value has been impaired, appropriate losses are recorded. The Company had no restructured mortgage loans at December 31, 2006 and 2005, respectively.

Mortgage loans comprised the following property types and geographic regions (in 000’s):

	December 31,
Property Type:	2006	2005
Office building	$52,777	$51,396
Residential	1,700	1,514
Retail	66,564	56,359
Industrial/warehouse	31,842	29,501
Other	8,645	5,888
Valuation allowance	(236)	(236)

Total	$161,292	$144,422

	December 31,
Geographic region:	2006	2005
Arizona	$5,485	$6,854
California	10,481	11,204
Colorado	5,773	5,914
Delaware	11,279	11,612
Florida	22,592	20,112
Georgia	7,206	5,919
Illinois	1,987	2,052
Indiana	6,114	6,434
Kansas	2,729	-
Maryland	10,345	10,680
Minnesota	550	4,876
Missouri	7,297	2,268
Nevada	1,184	1,212
New Jersey	9,305	2,636
New York	15,256	7,296
North Carolina	3,261	3,486
Ohio	9,806	11,486
Pennsylvania	7,360	14,314
Texas	14,535	8,206
Utah	2,492	2,678
Virginia	3,730	3,898
Other	2,761	1,521
Valuation allowance	(236)	(236)

Total	$161,292	$144,422

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

4. INVESTMENTS (Continued)

At December 31, 2006, scheduled mortgage loan maturities were as follows (in 000’s):

2007	$-
2008	4,831
2009	263
2010	1,441
2011	25,943
Thereafter	128,814
Total	$161,292

Actual maturities could differ from contractual maturities because borrowers may have the right to prepay obligations, with or without prepayment penalties, and loans may be refinanced.

The Company has made funding commitments of mortgage loans on real estate and other loans into the future. The outstanding funding commitments for these mortgages amounted to $7.8 million and $2.5 million at December 31, 2006 and 2005, respectively.

5. NET REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment (losses) gains consisted of the following for the years ended December 31 (in 000’s):

	2006	2005	2004

Fixed maturities	$(6,834)	$1,462	$9,916
Mortgage loans	-	-	(155)
Short-term investments	-	(2)	143
Other than temporary declines	(771)	(5,546)	(689)
Sales of previously impaired assets	1,524	-	86
Total	$(6,081)	$(4,086)	$9,301

6. NET INVESTMENT INCOME

Net investment income consisted of the following for the years ended December 31 (in 000’s):

	2006	2005	2004

Fixed maturities	$88,091	$87,428	$86,999
Mortgage loans	10,017	8,500	7,982
Other (including fair value changes of embedded derivatives)	591	(211)	295
Gross investment income	98,699	95,717	95,276
Less: Investment expenses	1,334	1,453	1,406
Net investment income	$97,365	$94,264	$93,870

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31 (in 000’s):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 54,231	$ 54,231	$ 54,540	$ 54,540
Fixed maturities	1,463,043	1,463,043	1,682,864	1,682,864
Equity securities	17	17	-	-
Mortgages	161,292	162,268	144,422	149,065
Policy loans	139	139	188	188
Separate account assets	796,827	796,827	681,218	681,218

Financial liabilities:
Contractholder deposit funds	1,437,396	1,397,225	1,642,039	1,584,941
Separate account liabilities	796,827	796,827	681,218	681,218

The following methods were used by the Company in determining the estimated fair value of its financial instruments:

Cash and cash equivalents: The fair values of cash and cash equivalents are estimated to be cost plus accrued interest.

Fixed maturities and equity securities: The fair values of publicly traded fixed maturities are based upon market prices or dealer quotes. For privately-placed fixed maturities, fair values are estimated by taking into account prices for publicly-traded securities of similar credit risk, maturity, repayment and liquidity characteristics. The fair value of equity securities are based on quoted market prices. Equity securities are included within other invested assets within the consolidated balance sheet.

Mortgage: The fair values of mortgage and other loans are estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Policy loans: Policy loans are stated at unpaid principal balances, which approximate fair value.

Separate accounts, assets and liabilities: The estimated fair value of assets held in separate accounts is based on quoted market prices. The fair value of liabilities related to separate accounts is the amount payable on demand, which excludes surrender charges.

Contractholder deposit funds: The fair values of the Company’s general account insurance reserves and contractholder deposits under investment-type contracts (insurance, annuity and pension contracts that do not involve mortality or morbidity risks) are estimated using discounted cash flow analyses or surrender values based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for all contracts being valued. Those contracts that are deemed to have short-term guarantees have a carrying amount equal to the estimated market value. The fair values of other deposits with future maturity dates are estimated using discounted cash flows. GMABs or GMWBs are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are included in contractholder deposit funds. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies and industry standards.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

8. REINSURANCE

The Company had an agreement with SLOC whereby SLOC reinsured the mortality risks of the Company’s group life insurance contracts. Under this agreement, certain death benefits were reinsured on a yearly-renewable term basis. The agreement provided that SLOC would reinsure the mortality risks in excess of $50,000 per claim for group life contracts ceded by the Company. The treaty was commuted effective December 31, 2004.

The Company had an agreement with SLOC whereby SLOC reinsured morbidity risks of a block of the Company’s group long-term disability contracts. The treaty was commuted effective December 31, 2004.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the mortality risks of the Company’s group life contracts. Under this agreement, certain group life mortality benefits are reinsured on a yearly- renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $700,000 per claim for group life contracts ceded by the Company.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the Company’s group long-term disability contracts. Under this agreement, certain long-term disability benefits are reinsured on a yearly-renewable term basis. The agreement provides that the unrelated company will reinsure amounts above $4,000 per claim per month for long-term disability contracts ceded by the Company. The retention limit was raised to $9,000 per claim per month for claims incurred on or after January 1, 2006.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures the morbidity risks of the Company’s group stop loss contracts. Under this agreement, certain stop loss benefits are reinsured on a yearly-renewable term basis. The agreement provides that the unrelated company will reinsure specific claims for amounts above $1,000,000 per claim for medical stop loss contracts ceded by the Company. The retention limit was raised to $1,500,000 for policies sold or renewed on or after January 1, 2006.

The Company has an agreement with an unrelated company whereby the unrelated company reinsures 100% of the risks on a quota share basis for certain specific group life and disability policies.

The effects of reinsurance were as follows (in 000’s):

	For the Years Ended December 31,
	2006	2005	2004

Premiums and annuity considerations
Direct	$40,773	$34,863	$37,251
Ceded - Non-affiliated	2,451	2,616	2,245
Net premiums and annuity considerations	$38,322	$32,247	$35,006

Policyowner benefits
Direct	$31,579	$27,388	$29,412
Ceded - Affiliated	-	-	1,493
Ceded - Non-affiliated	2,322	1,725	1,297
Net policyowner benefits	$29,257	$25,663	$26,622

The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

9. SECURITIES LENDING

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

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $65.8 million at December 31, 2006. Fee income earned on securities lending transactions was $0.1 million for the year ended December 31, 2006.

10. RETIREMENT PLANS

Pension Plan

The Company participates in a non-contributory defined benefit pension plan ("Pension Plan") that is sponsored by Sun Life U.S., which is directly liable for the related obligations. Benefits under the plan are based on years of service and employees’ average compensation. The Company is allocated a portion of the Pension Plan’s expenses, or allocated a credit if expected return on plan assets exceeds the Pension Plan’s expenses. The allocated (credit) expenses were $(38,000), $211,000 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the 2005 allocation is a curtailment charge of $205,000 related to changes in the Pension Plan.

401(k) Savings Plan

The Company participates in a savings plan that qualifies under Section 401(k) of the Internal Revenue Code ("the 401(k) Plan") sponsored by Sun Life U.S. for which substantially all employees of at least age 21 are eligible to participate at date of hire. Employer contributions are matched up to a specified amount of the employee’s contributions to the 401(k) Plan. The Company’s portion of this employer contribution was $45,000, $16,000 and $19,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Post-Retirement Benefit Plans

The Company participates in a plan sponsored by Sun Life U.S. that provides certain health, dental and life insurance benefits ("post-retirement benefits") for retired employees and dependents. Substantially all employees of the participating companies may become eligible for these benefits if they reach normal retirement age, or retire early upon satisfying an alternate age-plus-service condition. Life insurance benefits are generally set at a fixed amount. The Company is allocated a portion of these post-retirement benefit plan expenses. The allocated expenses were $13,000, $8,000 and $13,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

11. FEDERAL INCOME TAXES

In June 2006, the FASB issued FIN 48. FIN 48 establishes a comprehensive reporting model which addresses how a business entity should recognize, measure, present and disclose uncertain tax positions that the entity has taken or plans to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

11. FEDERAL INCOME TAXES (continued)

The Company files a stand-alone federal income tax return. A summary of the components of federal income tax expense (benefit) in the statements of income for the years ended December 31, is as follows (in 000’s):

	2006	2005	2004
Federal income tax expense (benefit):
Current	$(2,783)	$3,225	$124
Deferred	10,193	(947)	7,105

Total	$7,410	$2,278	$7,229

Federal income taxes attributable to operations are different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate of 35%. The Company’s effective rate differed from the statutory federal income tax rate as follows (in 000’s):

	2006	2005	2004

Federal income tax expense at statutory rate	$8,275	$2,702	$7,640
Prior year items, including settlements	(340)	(424)	(411)
Separate account dividend received deduction	(525)	-	-

Federal income tax expense	$7,410	$2,278	$7,229

Net deferred income tax (liabilities) assets represent the tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in 000’s):

	2006	2005

Deferred tax assets:
Actuarial liabilities	$4,555	$24,480
Net operating loss	7,954	-
Investments, net	762	1,138

Total deferred tax assets	13,271	25,618

Deferred tax liabilities:
Deferred policy acquisition costs	(18,836)	(18,669)
Other	(1,388)	(2,676)

Total deferred tax liabilities	(20,224)	(21,345)

Net deferred tax (liabilities) assets	$(6,953)	$4,273

The Company had no net income tax payments for the year ended December 31, 2006. The Company received income tax refunds of approximately $0.3 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, the Company had $8.0 million of tax benefit on operating loss carryforwards that begin to expire in 2017.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

11. FEDERAL INCOME TAXES (continued)

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"), and provisions are made in the consolidated financial statements in anticipation of the results of these audits. In August of 2006, the Company was issued an Revenue Agent’s Report for the tax years 2001 through 2002. The IRS is currently conducting a federal income tax audit of the Company for the tax years 2003 and 2004. In the Company’s opinion, adequate tax liabilities have been established for all years and any adjustments that might be required for the years under audit will not have a material effect on the Company’s consolidated financial statements. However, the amounts of these tax liabilities are estimates and could be revised in the future.

Beginning in 2007, the Company is eligible to participate in a consolidated federal income tax return with Sun Life U.S. and other affiliates.

12. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

Activity in the liability for unpaid claims and claims adjustment expenses, included within future contract and policy benefits, related to the Company’s stop loss, group life and group disability insurance products is summarized below (in 000’s):

	2006	2005

Balance at January 1	$33,141	$32,571
Less reinsurance recoverable	(5,886)	(6,381)
Net balance at January 1	27,255	26,190
Incurred related to:
Current year	26,644	23,881
Prior years	(1,294)	(3,143)
Total incurred	25,350	20,738
Paid losses related to:
Current year	(14,881)	(13,860)
Prior years	(6,941)	(5,813)
Total paid	(21,822)	(19,673)

Balance at December 31	36,689	33,141
Less reinsurance recoverable	(5,906)	(5,886)
Net balance at December 31	$30,783	$27,255

The Company regularly updates its estimates of liabilities for unpaid claims and claims adjustment expenses as new information becomes available and events occur which may impact the resolution of unsettled claims. Changes in prior estimates are recorded in results of operations in the year such changes are made.

As a result of changes in estimates of insured events in prior years, the liability for unpaid claims and claims adjustment expense decreased by $1,294 and $3,143 in 2006 and 2005, respectively. The favorable development experienced in both years was driven mainly by better than expected loss experience in group life.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

13. LIABILITIES FOR CONTRACT GUARANTEES

On January 1, 2004, the Company adopted the AICPA’s SOP 03-1. The major provisions of SOP 03-1 that affect the Company require:

o	Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts.
o	Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.
o	Reporting and measuring the Company’s interest in its separate accounts as investments.

Upon adoption of SOP 03-1 in 2004, the cumulative effect, reported after tax and net of related effects on DAC, decreased net income and stockholder’s equity by $0.9 million. The reduction in net income was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $0.9 million, pretax, and a decrease in DAC of $0.5 million, pretax.

The Company offers various guarantees to certain policyholders including a return of no less than (a) total deposits made on the contract adjusted for any customer withdrawals, (b) total deposits made on the contract adjusted for any customer withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period of an annuity.

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2006 (in 000’s):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$895,458	$31,752	63.8
Minimum Accumulation or Withdrawal	$232,257	$6	60.2

(a) Net amount at risk represents the difference between the guaranteed benefit and account balance.

The table below represents information regarding the Company’s variable annuity contracts with guarantees at December 31, 2005 (in 000’s):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum Death	$824,936	$52,188	63.6
Minimum Accumulation or Withdrawal	$111,592	$22	58.7

(a) Net amount at risk represents the difference between the guaranteed benefit and account balance.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

13. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following roll-forward summarizes the reserve for the GMDB for the years ended December 31, (in 000’s):

	2006	2005
Balance at January 1	$681	$533
Benefit Ratio Change / Assumption Changes	84	520
Incurred guaranteed benefits	840	499
Paid guaranteed benefits	(972)	(910)
Interest	48	39

Balance at December 31	$681	$681

Because the Company has not issued products that contain a guaranteed minimum income benefit ("GMIB"), there is no requirement for a GMIB reserve as of December 31, 2006 or December 31, 2005.

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

GMABs or GMWBs are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies. The GMAB’s or GMWB’s constituted an asset (a liability) in the amount of $0.4 million and $(0.1) million at December 31, 2006 and December 31, 2005, respectively.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to policyholders on certain of its annuity products. Effective January 1, 2004, upon adoption of SOP 03-1, the expenses associated with offering a bonus are deferred and amortized over the life of the related contract in a pattern consistent with the amortization of DAC. Previously some bonuses were deferred and amortized while others were expensed.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

14. DEFERRED POLICY ACQUISITION COSTS

The changes in DAC for the years ended December 31, were as follow (in 000’s):

	2006	2005

Balance at January 1	$80,640	$66,690
Acquisition costs deferred	24,163	10,072
Amortized to expense during year	(18,422)	(9,491)
Adjustment related to change in unrealized
investment (gains) losses during year	(1,360)	13,369
Balance at December 31	$85,021	$80,640

15. SEGMENT INFORMATION

The Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities. Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker.

Net investment income is allocated based on segmented assets, including allocated capital, by line of business. Allocation of operating expenses are made using both standard rates and actual expenses incurred. Management evaluates the results of the operating segments on an after-tax basis. The Company does not materially depend on one or a few customers, brokers or agents for a significant portion of its operations.

Effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to be more closely aligned with rating agency standards. The changes impact the amount of capital and income on capital that is allocated to Individual Protection, Group Protection and Wealth Management from the Corporate Segment.

Wealth Management

The Wealth Management Segment markets, sells and administers fixed and variable annuity products.

Group Protection

The Group Protection Segment markets, sells and administers group life, stop loss, long-term disability and short-term disability insurance products. These products are sold to employers that provide group benefits for their employees.

Individual Protection

The Individual Protection Segment markets, sells and administers universal life insurance, variable universal life insurance and conversions from the Company’s group life product.

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

15. SEGMENT INFORMATION (continued)

The following amounts pertained to the various business segments (in 000’s):

Year ended December 31, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$97,296	$39,833	$8,226	$5,334	$150,689
Total Expenditures	86,956	35,356	7,662	(2,928)	127,046
Pretax Income (Loss)	10,340	4,477	564	8,262	23,643

Net Income (Loss)	$7,803	$2,910	$366	$5,154	$16,233

Total Assets	$2,357,623	$80,969	$123,752	$139,340	$2,701,684

Year ended December 31, 2005

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$101,854	$32,604	$1,366	$179	$136,003
Total Expenditures	94,084	32,333	1,899	(32)	128,284
Pretax Income (Loss)	7,770	271	(533)	211	7,719

Net Income (Loss)	$5,475	$176	$(347)	$137	$5,441

Total Assets	$2,649,575	$55,319	$10,575	$1,069	$2,716,538

Year ended December 31, 2004

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total Revenues	$116,274	$34,908	$836	$(279)	$151,739
Total Expenditures	96,973	31,605	1,386	(54)	129,910
Pretax Income (Loss)	19,301	3,303	(550)	(225)	21,829

Net Income (Loss)	$11,766	$2,147	$(357)	$88	$13,644

Total Assets	$2,735,845	$53,131	$2,043	$21,283	$2,812,302

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

15. SEGMENT INFORMATION (continued)

As described earlier, effective January 1, 2006, the Company adopted a new capital allocation methodology for measurement of segment operating results to be more closely aligned with rating agency standards. The following provides a summary of the amounts allocated from the Corporate Segment to the other segments related to the allocation of income on capital for the years presented (in 000’s):

Year ended December 31, 2006

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Pretax income (loss)	$4,401	$775	$814	$(5,990)	$-

Year ended December 31, 2005

Pretax income (loss)	$12,379	$362	$-	$(12,741)	$-

Year ended December 31, 2004

Pretax income (loss)	$9,630	$277	$	$(9,907)	$-

16. REGULATORY FINANCIAL INFORMATION

The Company is required to file quarterly and annual statements with the New York State Insurance Department prepared on a statutory accounting basis prescribed or permitted by the State of New York. Statutory net income and capital stock and surplus differ from net income and stockholder’s equity reported in accordance with GAAP for stock life insurance companies primarily because, under statutory basis accounting, policy acquisition costs are expensed when incurred, reserves are based on different assumptions, investments are valued differently, and income tax expense reflects only taxes paid or currently payable.

The Company’s statutory capital and surplus, and net (loss) income were as follows (in 000’s):

	Unaudited for the Years ended December 31,
	2006	2005	2004

Statutory capital and surplus	$ 132,693	$ 180,009	$ 192,131
Statutory net (loss) income	(51,183)	(11,841)	14,807

17. DIVIDEND RESTRICTIONS

The Company’s ability to pay dividends is subject to certain statutory restrictions. The State of New York has enacted laws governing the payment of dividends to stockholders by domestic insurers. New York law permits a domestic stock life insurance company to distribute a dividend to its shareholders without prior notice to the New York Superintendent of Insurance where the aggregate amount of such dividends in any calendar year does not exceed the lesser of: (i) ten percent of its surplus to policyholders as of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including realized capital gains. No dividends were paid by the Company during 2006, 2005 or 2004.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

18. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) as of December 31, were as follows (in 000’s):

	2006	2005	2004

Unrealized gains (losses) on available-for-sale securities	$ 2,976	$ (1,785)	$ 35,255
Policyholder amounts	(989)	823	(12,546)
Tax effect and other	(555)	474	(8,226)

Accumulated other comprehensive income (loss)	$ 1,432	$ (488)	$ 14,483

19. COMMITMENTS AND CONTINGENCIES

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

Indemnities

In the normal course of business, the Company has entered into agreements that include indemnities in favor of third parties, such as contracts with advisors and consultants, outsourcing agreements, underwriting and agency agreements, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws. Due to the nature of these indemnification agreements, it is not possible to estimate the Company’s potential liability.

Lease Commitments

The Company leases various facilities and equipment under non-cancelable operating leases with terms of up to 10 years. As of December 31, 2006, minimum future lease payments under such leases were as follows (in 000’s):

2007	$ 234
2008	239
2009	243
2010	40
Total	$ 756

Total rental expense for the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $1.0 million and $1.0 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Sun Life Insurance and Annuity Company of New York
Wellesley Hills, Massachusetts

We have audited the accompanying consolidated balance sheets of Sun Life Insurance and Annuity Company of New York and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sun Life Insurance and Annuity Company of New York and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company adopted the provisions of the American Institute of Certified Public Accountants’ Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 27, 2007

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED).

Supplementary financial information as required by Item 302(a) of Regulation S-K is provided below.

Quarterly Financial Data (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations (in 000’s).

	2006 Quarters
	March 31	June 30	September 30	December 31
Premiums and other revenue	$13,756	$14,416	$14,546	$16,687
Net investment income and net realized (losses) gains	25,487	21,866	21,681	22,250
	39,243	36,282	36,227	38,937

Policyholder and other expenses	32,599	29,865	30,881	33,701
Income before taxes	6,644	6,417	5,346	5,236

Net income	$4,319	$4,170	$3,815	$3,929

	2005 Quarters
	March 31	June 30	September 30	December 31
Premiums and other revenue	$12,000	$11,831	$11,074	$10,920
Net investment income and net realized (losses) gains	22,813	23,900	22,136	21,329
	34,813	35,731	33,210	32,249

Policyholder and other expenses	34,858	33,314	30,656	29,456
(Loss) income before taxes	(45)	2,417	2,554	2,793

Net (loss) income	$(29)	$1,571	$1,660	$2,239

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this report based on such evaluations. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Omitted pursuant to Instruction I(2)(c) to Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the fiscal years ended December 31, the fees billed to the Company by its external auditors, Deloitte & Touche LLP, for professional services were as follows (in 000’s):

Nature of Services	2006	2005
Audit Fees	$ 603	$ 555
Audit Related Fees	86	-
Tax Fees	-	-
All Other Fees	-	-

Total	$ 689	$ 555

Audit Fees

Audit Fees are for professional services rendered by the external auditors for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-Q’s, as well as for services normally provided in connection with statutory and regulatory filings for the last two fiscal years.

Audit-Related Fees

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s annual consolidated financial statements and are not reported under the Audit Fees category above. These services consisted of agreed-upon procedures engagements.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued).

Audit Committee Approval

The Company adopted SLF’s "Policy restricting the use of external auditors" (the "Policy") requiring audit committee pre-approval of services provided by the Company’s external auditors, a copy of which is set out below. All professional services rendered by the external auditors to the Company have been approved by the Company’s Audit Committee in accordance with the Policy in affect at the relevant time. None of the services described in the table above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of SEC Rule 2-01 of Regulation S-X.

Policy restricting the use of external auditors*

Introduction and purpose

This policy governs all proposals by the Corporation or any of its subsidiaries to engage, as a service provider, the Corporation’s external auditor or any of its affiliates, related businesses or associated persons as defined in the Sarbanes-Oxley Act of 2002 (S-O Act) (collectively referred to as the External Auditor).

Scope and application

This Policy applies to SLF Canada, SLF U.S., SLF Asia, M.F.S., SLF U.K, Enterprise Services and the Corporate Office, including each of the operating subsidiaries, Business Units or other divisions within those Business Groups or Units. This Policy does not currently apply to the Corporation’s joint ventures.

Policy

The External Auditor will normally be engaged to provide audit and audit-related services, including advisory services related to the External Auditor’s audit and audit-related work such as advice pertaining to internal audit, tax, actuarial valuation, risk management, and regulatory and compliance matters, subject to the prohibitions contained in the S-O Act and in any other applicable laws, regulations or rules. Prohibitions are set out in Appendix A.

Each engagement of the External Auditor to provide services will require the approval in advance of the Audit and Conduct Review Committees of Sun Life Financial Inc. and/or Sun Life Assurance Company of Canada, as applicable, and the audit committee of any affected subsidiary that is itself directly subject to the S-O Act. The Audit and Conduct Review Committee may establish procedures regarding the approval process, which will be co-ordinated by the Corporation’s Senior Vice-President, Finance.

The Corporation and its subsidiaries will not employ or appoint as chief executive officer, president, chief financial officer, chief operating officer, general counsel, chief accounting officer, controller, director of internal audit, director of financial reporting, treasurer, appointed actuary or any equivalent position within the Corporation or subsidiary, any person who was, at any time during the previous two years, employed by the External Auditor and who provided any services to the Corporation or any subsidiary.

Personnel of the Corporation and its subsidiaries employed in the key financial reporting oversight roles described in Appendix B shall not use the External Auditor to prepare either their personal tax returns or those of their dependents.
The Corporation’s Senior Vice-President, Finance is responsible for the application and interpretation of this policy, and should be consulted in any case where there is uncertainty regarding whether a proposed service is, or is not, an audit or audit-related service. He/she will revise the Appendices as required, from time to time, to reflect changes in applicable laws, regulations, rules or management roles.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued).

Appendix A - Prohibition on Services
The External Auditor is prohibited from providing the following services:

a)     bookkeeping or other services related to the accounting records or financial statements;
b)     financial information systems design and implementation;
c)     appraisal or valuation services, fairness opinions, or contribution in-kind reports;
d)     actuarial services;
e)     internal audit outsourcing services;
f)     management functions or human resources;
g)     broker or dealer, investment adviser, or investment banking services;
h)     legal services and expert services unrelated to the audit;
i)     any service for which no fee is payable unless a specific result is obtained (contingent fees or commissions);
j)     any non-audit tax services that recommend the Corporation engage in confidential transactions or aggressive tax position transactions, as defined by the U.S. Public Company Accountability Oversight Board; and
k)     any other service that governing regulators or professional bodies determine to be impermissible.

Appendix B - Key Financial Reporting Oversight Roles
The incumbents in the following financial reporting oversight roles are not permitted to use the Corporation’s external auditors to prepare either their personal tax returns or those of their dependents:

▪	Chief Executive Officer
▪	Chief Operating Officer
▪	President
▪	Executive Vice-President and Chief Financial Officer
▪	Executive Vice-President and Chief Legal Officer
▪	Senior Vice-President, Finance
▪	Senior Vice-President and Chief Actuary
▪	Vice-President and Chief Accountant
▪	Vice-President and Chief Auditor
▪	Vice-President, Corporate Capital
▪	Vice-President, Tax
▪	Assistant Vice-President, Financial Reporting Standards

The comparable positions in subsidiaries are similarly prohibited from using the Corporation’s external auditors for either their own or their dependents’ personal tax returns.

* In this policy, the term "Corporation" refers to Sun Life Financial Inc.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements (set forth in Item 8):

- Consolidated Statements of Income for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Balance Sheets at December 31, 2006 and December 31, 2005.

- Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Statements of Stockholder’s Equity for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Consolidated Statements of Cash Flow for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004.

- Notes to Consolidated Financial Statements, Years Ended December 31, 2006, 2005 and 2004.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule I
Summary of Investments, Other than Investments in Affiliates
December 31, 2006 (in 000’s)

			Balance Sheet
Type of Investment	Cost	Value	Amount

Bonds:
Non-corporate securities:
Asset backed and mortgage backed securities	$ 135,634	$ 134,663	$ 134,663
Foreign government and agency securities	5,662	5,816	5,816
U.S. treasury and agency securities	5,897	5,981	5,981
Total non-corporate securities	147,193	146,460	146,460
Corporate securities:
Basic industry	8,057	8,150	8,150
Capital goods	114,508	115,037	115,037
Communications	142,346	142,392	142,392
Consumer cyclical	119,327	118,620	118,620
Consumer noncyclical	39,116	39,099	39,099
Energy	43,472	43,696	43,696
Finance	691,623	694,033	694,033
Technology	7,000	6,595	6,595
Transportation	27,481	27,759	27,759
Utilities	97,842	98,748	98,748
Industrial other	22,112	22,454	22,454
Total corporate securities	1,312,884	1,316,583	1,316,583
Total bonds	1,460,077	1,463,043	1,463,043
Mortgage loans	161,292	162,268	161,292
Policy loans	139	139	139
Other invested assets	65,911	65,922	65,922
Total investments	$ 1,687,419	$ 1,691,372	$ 1,690,396

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule III
Supplementary Insurance Information
(in 000’s)

		Future Policy Benefits,	Other Policy Claims
	Deferred	Claims, Deposit Funds	and Benefits
Segment	Acquisition Costs	and Policy Liabilities	Payable(1)

Wealth Management
2006	$71,309	$1,401,032	$-
2005	79,104	1,647,005	-

Group Protection
2006	$-	$41,184	$4,141
2005	-	36,553	3,434

Individual Protection
2006	$13,712	$49,280	$-
2005	1,536	9,030	-

Corporate
2006	$-	$-	$-
2005	-	-	-

		Benefits,
		Claims, Losses	Amortization	Other
	Net Investment	And Settlement	of Deferred	Operating
Segment	Income (2)	Expenses	Acquisition Costs	Expenses

Wealth Management
2006	$82,717	$57,878	$18,700	$10,378
2005	91,041	73,956	9,530	10,598
2004	91,765	82,393	5,763	8,817

Group Protection
2006	$3,139	$25,482	$-	$9,874
2005	2,253	20,690	-	11,643
2004	1,794	21,955	-	9,650

Individual Protection
2006	$2,615	$2,276	$(278)	$5,664
2005	121	658	(39)	1,280
2004	21	494	-	893

Corporate
2006	$8,894	$-	$-	$(2,928)
2005	849	-	-	(32)
2004	290	-	-	(54)

(1) Other claims and benefits are included in Future Policy Benefits, Losses, Claims and Loss Expenses.
(2) Net investment income is allocated based on segmented assets by line of business.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Schedule IV
Summary of Reinsurance
(in 000’s)

		Ceded to
	Gross	Other	Net
	Amount	Companies	Amount

2006
Life Insurance in Force	$12,042,298	$2,565,666	$9,476,632

Premiums
Life Insurance	24,832	1,980	22,852
Accident and Health	15,941	471	15,470
Total Premiums	40,773	2,451	38,322

2005
Life Insurance in Force	$9,969,010	$1,152,296	$8,816,714

Premiums
Life Insurance	22,067	589	21,478
Accident and Health	12,796	2,027	10,769
Total Premiums	34,863	2,616	32,247

2004
Life Insurance in Force	$7,431,216	$6,900	$7,424,316

Premiums
Life Insurance	21,327	47	21,280
Accident and Health	15,924	2,198	13,726
Total Premiums	37,251	2,245	35,006

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED).

(a) (3) Exhibits required by Item 601 of Regulation S-K:

Exhibit No.

3.1	Charter of Sun Life Insurance and Annuity Company of New York, as amended through May 10, 2004 (Incorporated herein by reference to Registrant’s Form 10-Q, File No. 033-01079, filed on May 14, 2004)

3.2	By-laws of Sun Life Insurance and Annuity Company of New York, as amended April 30, 2004 (Incorporated herein by reference to Registrant’s Form 10-Q, File No. 033-01079, filed on May 14, 2004)

4.1
Single Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta NY] (Incorporated by reference to Post-Effective Amendment No. 5 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 33-41629, filed on April 28, 1998)

4.2
Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract [Regatta Gold NY and Futurity NY] (Incorporated by reference to Post-Effective Amendment No. 2 to Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-5037, filed March 29, 2000)

4.3
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119151, filed on December 29, 2004)

4.4
Specimen Flexible Payment Deferred Combination Variable and Fixed Individual Annuity Contract (Incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement of Sun Life (N.Y.) Variable Account C on Form N-4, File No. 333-119154, filed on December 29, 2004)

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

`
SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant, Sun Life Insurance and Annuity Company of New York, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Life Insurance and Annuity Company of New York
(Registrant)

By:	/s/ Robert C. Salipante
Robert C. Salipante
President

Date:	March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert C. Salipante	President and Director	March 27, 2007
Robert C. Salipante	(Principal Executive Officer)

/s/ Ronald H. Friesen	Senior Vice President and Chief Financial Officer and Treasurer and Director	March 27, 2007
Ronald H. Friesen	(Principal Financial Officer)

/s/ Michael K. Moran	Vice President, Chief Accounting Officer and Controller	March 27,2007
Michael K. Moran	(Chief Accounting Officer)

/s/ Thomas A. Bogart	Director	March 27, 2007
Thomas A. Bogart

/s/ Scott M. Davis	Senior Vice President and General Counsel	March 27, 2007
Scott M. Davis	And Director

/s/ Mary M. Fay	Senior Vice President and General Manager,	March 27, 2007
Mary M. Fay	Annuities and Director

/s/ Keith Gubbay	Senior Vice President and Chief Actuary	March 27, 2007
Keith Gubbay	and Director

/s/ Leila Heckman	Director	March 27, 2007
Leila Heckman

/s/ Donald B. Henderson	Director	March 27, 2007
Donald B. Henderson

/s/ Peter R. O'Flinn	Director	March 27, 2007
Peter R. O’Flinn

/s/ Barbara K. Shattuck	Director	March 27, 2007
Barbara K. Shattuck

/s/ Michael E. Shunney	Senior Vice President and General Manager,	March 27, 2007
Michael E. Shunney	Group Insurance and Director

/s/ David K. Stevenson	Director	March 27, 2007
David K. Stevenson

/s/ Michele G. Van Leer	Senior Vice President and General Manager,	March 27, 2007
Michele G. Van Leer	Individual Insurance and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is a wholly owned subsidiary of Sun Life Assurance Company of Canada (U.S.) and does not send annual reports or proxy material to its security holders.