Form 10-Q
period 2007-03-31
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2007-05-14
CIK 779955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended March 31, 2007	Commission File Numbers: 33-1079, 33-58482, 333-77281, 333-133683, and 333-139387

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on May 14, 2007, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006
Revenues

Premiums and annuity considerations	$10,542	$9,214
Net investment income	23,962	25,577
Net realized investment gains (losses)	879	(90)
Fee and other income	5,895	4,542

Total revenues	41,278	39,243

Benefits and Expenses

Interest credited	13,472	14,679
Policyowner benefits	10,037	8,075
Other operating expenses	7,953	5,804
Amortization of deferred policy acquisition costs	3,725	4,041

Total benefits and expenses	35,187	32,599

Income before income tax expense	6,091	6,644

Income tax expense	2,004	2,325

Net income	$4,087	$4,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	March 31, 2007	December 31, 2006
ASSETS

Investments:
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,438,724 and $1,460,077 in 2007 and 2006, respectively)	$1,441,628	$1,463,043
Mortgage loans	165,959	161,292
Policy loans	134	139
Other invested assets	84,740	65,922
Cash and cash equivalents	54,844	54,231

Total investments and cash	1,747,305	1,744,627

Accrued investment income	15,939	15,125
Deferred policy acquisition costs	88,589	85,021
Goodwill	37,788	37,788
Receivable for investments sold	1,491	1,244
Reinsurance receivable	5,784	5,906
Other assets	13,269	15,146
Separate account assets	829,463	796,827

Total assets	$2,739,628	$2,701,684

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,420,230	$1,437,396
Future contract and policy benefits	55,111	54,100
Deferred federal income taxes	8,731	6,953
Payable for investments purchased	696	5,735
Other liabilities and accrued expenses	111,614	90,517
Separate account liabilities	829,463	796,827

Total liabilities	2,425,845	2,391,528

Commitments and contingencies - Note 6

STOCKHOLDER’S EQUITY

Common stock, $350 par value - 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive income	1,010	1,432
Retained earnings	70,710	66,661

Total stockholder’s equity	313,783	310,156

Total liabilities and stockholder’s equity	$2,739,628	$2,701,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Net income	$4,087	$4,319
Other comprehensive loss:
Net change in unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (1)	(40)	(8,290)
Reclassification adjustments of realized investment (gains)
losses into net income, net of tax (2)	(382)	1,334
Other comprehensive loss	(422)	(6,956)

Comprehensive income (loss)	$3,665	$(2,637)

(1)	Net of tax benefit of $22 thousand and $4.5 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Net of tax (expense) benefit of $(0.2) million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the three months ended March 31, 2007 and 2006

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

Net income				4,319	4,319
Other comprehensive loss			(6,956)		(6,956)

Balance at March 31, 2006	$2,100	$239,963	$(7,444)	$54,747	$289,366

Balance at December 31, 2006	$2,100	$239,963	$1,432	$66,661	$310,156

Cumulative effect of accounting changes, net of tax				(38)	(38)
Net income				4,087	4,087
Other comprehensive loss			(422)		(422)

Balance at March 31, 2007	$2,100	$239,963	$1,010	$70,710	$313,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the three months ended March 31,

	Unaudited

	2007	2006
Cash Flows From Operating Activities:
Net income	$4,087	$4,319
Adjustments to reconcile net income to net cash provided by
operating activities:
Net amortization of discounts and premiums on investments	586	1,402
Amortization of deferred policy acquisition costs	3,725	4,041
Net realized (gains) losses on investments	(879)	90
Interest credited to contractholder deposits	13,472	14,679
Deferred federal income taxes	2,005	5,347
Changes in assets and liabilities:
Additions to deferred policy acquisition costs	(7,831)	(3,805)
Accrued investment income	(814)	(385)
Future contract and policy benefits	944	1,455
Other, net	4,015	(17,806)

Net cash provided by operating activities	19,310	9,337

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	99,797	124,411
Mortgage loans	5,838	13,393
Purchases of:
Available-for-sale fixed maturities	(83,436)	(60,400)
Mortgage loans	(10,505)	(5,725)
Other invested assets	(18,811)	-
Net change in policy loans	5	56
Net change in other invested assets	18,809	-

Net cash provided by investing activities	$11,697	$71,735

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the three months ended March 31,

	Unaudited
	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$58,325	$14,332
Withdrawals from contractholder deposit funds	(88,719)	(99,873)

Net cash used in financing activities	(30,394)	(85,541)

Net change in cash and cash equivalents	613	(4,469)

Cash and cash equivalents, beginning of period	54,231	54,540

Cash and cash equivalents, end of period	$54,844	$50,071

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company is a direct wholly-owned subsidiary of Sun Life Assurance Company of Canada (U.S.) ("Sun Life U.S."). The Company is also an indirect wholly-owned subsidiary of Sun Life Financial Inc. ("SLF"), a reporting company under the Securities Exchange Act of 1934.

In 2006, the Company organized a subsidiary, SLNY Private Placement Investment Company I, LLC, to serve as an unregistered variable investment trust in support of the Company's private placement variable universal life and variable annuity business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

Adoption of New Accounting Pronouncements

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

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $38 thousand in the liability for unrecognized tax benefits ("UTBs") and related net interest, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s UTBs totaled $165 thousand. This amount represents the amount of UTBs that, if recognized, would favorably affect the effective income tax rate in future periods, exclusive of any related interest.

The Company files income tax returns in the U.S. federal jurisdiction and in New York jurisdictions. With few exceptions, the Company is no longer subject to examinations by the taxing authorities in these jurisdictions for tax years before 2001. In August 2006, the Internal Revenue Service ("IRS") issued the Company a Revenue Agent’s Report for the tax years 2001 and 2002. The Company is currently at the Appeals Division of the IRS ("Appeals") with respect to the tax years 2001 and 2002. In the first quarter of 2007, the IRS commenced an examination of the Company’s U.S. federal income tax returns for tax years 2003 and 2004. This examination is anticipated to be completed by August 1, 2008.

While the final outcome of the ongoing IRS examinations are not yet determinable, the Company does not believe that any adjustments would be material to its financial position. It is reasonably possible that the total amounts of UTBs will significantly increase or decrease within 12 months of the reporting date, as a settlement with Appeals relating to the 2001 and 2002 tax years could occur. It is reasonably possible that UTBs for the Separate Account Dividends Received Deduction could decrease as much as $165 thousand, and the related gross interest could decrease by $32 thousand.

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in other operating expenses. The Company had accrued $59 thousand of gross interest as of January 1, 2007. During the period ending March 31, 2007, the Company recognized an additional $2 thousand in gross interest related to UTBs in operating expense. The Company has not accrued any penalties.

In addition, the Company’s UTBs at March 31, 2007 did not change due to examination settlements with taxing authorities and did not change due to expiration of the applicable statute of limitations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company began applying SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The adoption of SFAS No. 155 on January 1, 2007 did not have an effect on the Company’s consolidated financial condition or results of operations.

In September 2005, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. The adoption of SOP 05-1 on January 1, 2007 did not have an effect on the Company’s consolidated financial condition or results of operation.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

2. TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis. Expenses under these agreements amounted to approximately $3.6 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively.

The Company paid $0.5 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, in commission fees to Sun Life Financial Distributors, Inc.

The Company paid $0.5 million for each of the three months ended March 31, 2007 and 2006 in commission fees to Independent Financial Marketing Group, Inc.

The Company paid $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser.

Management believes affiliate revenues and expenses are calculated on a reasonable basis. However, these amounts may not necessarily be indicative of the costs that would be incurred if the Company operated on a stand-alone basis.

3. REINSURANCE

The effects of reinsurance were as follows for the three months ended March 31 (in 000’s):

	2007	2006

Premiums and annuity considerations:
Direct	$11,323	$9,851
Ceded	781	637
Net premiums and annuity considerations	$10,542	$9,214

Policyowner benefits:
Direct	$10,805	$8,676
Ceded	768	601
Net policyowner benefits	$10,037	$8,075

The Company’s reinsurance transactions are with non-affiliated companies. The Company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely. However, to limit the possibility of such losses, the Company regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

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

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

The following amounts pertain to the various business segments (in 000’s):

Three months ended March 31, 2007

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$25,343	$11,207	$3,057	$1,671	$41,278
Total benefits and expenses	19,795	13,117	3,232	(957)	35,187
Income (loss) before income tax expense (benefit)	5,548	(1,910)	(175)	2,628	6,091
Net income (loss)	$3,734	$(1,241)	$(114)	$1,708	$4,087

Three months ended March 31, 2006

Total revenues	$27,365	$9,645	$1,111	$1,122	$39,243
Total benefits and expenses	22,080	9,969	1,219	(669)	32,599
Income (loss) before income tax expense (benefit)	5,285	(324)	(108)	1,791	6,644
Net income (loss)	$3,435	$(210)	$(70)	$1,164	$4,319

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

5. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company. KBL was merged with and into the Company on December 31, 2002. Goodwill is allocated in total to the Wealth Management Segment. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite-lived assets are tested for impairment on an annual basis. The Company completed the required impairment tests during the second quarter of 2006 and concluded that these assets were not impaired.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at March 31, 2007 (in 000’s):

Benefit Type	Account balance	Net Amount at Risk (a)	Average Attained Age
Minimum death	$919,960	$29,702	64.4
Minimum accumulation and withdrawal	$272,356	$216	60.8
(a) Net amount at risk represents the difference between guaranteed benefit and account balance.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

7. LIABILITIES FOR CONTRACT GUARANTEES (continued)

The following roll-forward summarizes the reserve for the Company's guaranteed minimum death benefits for the three months ended March 31 (in 000’s):

	2007	2006
Balance at January 1	$681	$681
Benefit Ratio Change / Assumption Changes	(17)	(172)
Incurred guaranteed benefits	150	95
Paid guaranteed benefits	(130)	(113)
Interest	12	4

Balance at March 31	$696	$495

Because the Company has not issued products that contain a guaranteed minimum income benefit ("GMIB"), there was no requirement for a GMIB reserve as of March 31, 2007 or December 31, 2006.

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

The liability for guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyholder benefits.

Guaranteed minimum accumulation benefits ("GMABs") and guaranteed minimum withdrawal benefits ("GMWBs") are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings. The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection. Policyholder assumptions are based on experience studies. The net balance of GMABs and GMWBs constituted an asset in the amount of $0.6 million and $0.4 million at March 31, 2007 and December 31, 2006, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations. Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Income between the three months ended March 31, 2007 and March 31, 2006.

Cautionary Statement

This Form 10-Q may include forward-looking statements by the Company under the Private Securities Litigation Reform Act of 1995. These statements are not matters of historical fact; they relate to such topics as future product sales, volume growth, market share, market and interest rate risk and financial goals. It is important to understand that these forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those that the statements anticipate. These risks and uncertainties may concern, among other things:

●	Heightened competition, particularly in terms of price, product features, and distribution capability, which could constrain the Company’s growth and profitability.
●	Changes in interest rates and market conditions.
●	Regulatory and legislative developments.
●	Developments in consumer preferences and behavior patterns.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments and goodwill. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For discussion of the Company's critical accounting estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report in Form 10-K for the year ended December 31, 2006.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the three months ended March 31, 2006:

Net Income

The Company’s net income was $4.1 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. Income before income taxes was $6.1 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively. The results of operations are discussed more fully below.

REVENUES

Total revenues were $41.3 million and $39.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $2.1 million was primarily due to the following:

Premiums and annuity considerations - were $10.5 million and $9.2 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $1.3 million was primarily due to increased in-force business in group disability and group stop loss, with premium increases of $1.1 million and $0.4 million, respectively.

Net investment income - was $24.0 million and $25.6 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $1.6 million was the net result of higher average investment yield, increasing income by $0.7 million, and a decline in average invested assets, decreasing income by $2.3 million.

Net realized investment gains (losses) - were $0.9 million and $(0.1) million for three months ended March 31, 2007 and 2006, respectively. The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments for the three months ended March 31, 2007 or March 31, 2006.

Fee and other income - was $5.9 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Fee and other income consists primarily of separate account fees and similar charges, including mortality and expense ("M&E") charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $3.1 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Variable product fees represented 1.52% and 1.48% of the average variable annuity separate account balances for the three months ended March 31, 2007 and 2006, respectively. Average separate account assets were $813.1 million and $693.5 million for the three months ended March 31, 2007 and 2006, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

Other income was $2.2 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. Other income represents fees charged for cost of insurance and administrative service fees. The increase was primarily due to higher volume of individual universal life insurance business.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BENEFITS AND EXPENSES

Total benefits and expenses were $35.2 million and $32.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $2.6 million was primarily due to the following:

Interest credited - to policyholders was $13.5 million and $14.7 million for the three months ended March 31, 2007 and 2006, respectively. The $1.2 million decrease was the net result of a higher average crediting rate, increasing interest credited by $0.5 million, and a decline in average policyholder balances, decreasing interest credited by $1.7 million.

Policyowner benefits - were $10.0 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively. The $1.9 million increase was primarily due to an increase in benefits for insurance products in the Group Protection Segment. The Company’s business segments are discussed below.

Other operating expenses - were $8.0 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. The $2.2 million increase was primarily due to increases in general expenses in the Group Protection and Individual Protection Segments of $1.6 million and $0.9 million, respectively.

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $3.7 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. Increased actual gross profits contributed to additional amortization of DAC for the three months ended March 31, 2007. Additionally, for the three months ended March 31, 2007, DAC amortization included a decrease of $1.2 million resulting from updates to profitability projections due to actual changes in policies in force. No changes in assumptions occurred for the three months ended March 31, 2006.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the three months ended March 31, 2007 and 2006, respectively (in 000’s):

Wealth Management Segment

	2007	2006

Total revenues	$25,343	$27,365
Total benefits and expenses	19,795	22,080
Income before income taxes	5,548	5,285

Net income	$3,734	$3,435

The Wealth Management Segment focuses on the savings and retirement needs of individuals preparing for retirement or who have already retired. Its major product lines are individual and group fixed and variable annuities. In certain variable annuities, contractholders have the choice of allocating payments either to a fixed account, which provides a guaranteed rate of return, or to variable accounts. In the variable accounts, the contractholder can choose from a range of investment options and styles. The return depends upon the investment performance of the options selected.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

REVENUES

Total revenues were $25.3 million and $27.4 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $2.1 million was primarily due to the following:

Net investment income - was $20.3 million and $22.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $2.4 million was the net result of higher average investment yield, increasing income by $1.6 million, and a decline in average invested assets, decreasing income by $4.0 million.

Net realized investment gains - were $0.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The Wealth Management Segment did not incur any write-downs of fixed maturities for other-than-temporary impairments for the three months ended March 31, 2007 or March 31, 2006.

Fee and other income - was $4.7 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. Fee and other income consists primarily of separate account fees and similar charges, including M&E charges earned on variable annuity balances. M&E charges, which are based on the market values of the assets in the separate accounts supporting the contracts, were $3.1 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Variable product fees represented 1.52% and 1.48% of the average variable annuity separate account balances for the three months ended March 31, 2007 and 2006, respectively. Average separate account assets were $811.7 million and 692.3 million for the three months ended March 31, 2007 and 2006, respectively.

Surrender charges are also included in fee and other income. Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances. Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract. Total surrender charges were $0.6 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.

Other income was $1.0 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. Other income represents fees charged for cost of insurance and administrative service fees.

BENEFITS AND EXPENSES

Total benefits and expenses were $19.8 million and $22.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $2.3 million was primarily due to the following:

Interest credited - to policyholders was $12.7 million and $14.5 million for the three months ended March 31, 2007 and 2006, respectively. The $1.7 million decrease was the net result of a higher average rate, increasing interest credited by $0.3 million, and a decline in average policyholder balances, decreasing interest credited by $2.0 million.

Policyowner benefits - were $0.4 million for each of the three months ended March 31, 2007 and 2006.

Other operating expenses - were $2.3 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Amortization of DAC - relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business. Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses. Amortization expense was $3.9 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. Increased actual gross profits contributed to additional amortization of DAC for the three months ended March 31, 2007. Additionally, for the three months ended March 31, 2007, DAC amortization included a decrease of $1.2 million resulting from updates to profitability projections due to actual changes in policies in force. No changes in assumptions occurred for the three months ended March 31, 2006.

Group Protection Segment

	2007	2006

Total revenues	$11,207	$9,645
Total benefits and expenses	13,117	9,969
Loss before income taxes	(1,910)	(324)

Net loss	$(1,241)	$(210)

The Group Protection Segment markets and administers group life insurance, stop loss insurance and long-term and short-term disability insurance products. These products are sold to companies that provide group benefits for their employees. The Group Protection Segment had loss before income taxes of $1.9 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Total revenues for the three months ended March 31, 2007 increased by $1.6 million in comparison to the three months ended March 31, 2006. The increase was primarily due to increased in-force business in group disability and group stop loss, with premium increases of $1.1 million and $0.4 million, respectively.

Total benefits and expenses for the three months ended March 31, 2007 increased by $3.1 million in comparison to the three months ended March 31, 2006, which was primarily attributable to an increase in health benefits of $1.8 million and an increase in operating expenses of $1.5 million.

Individual Protection Segment

	2007	2006

Total revenues	$3,057	$1,111
Total benefits and expenses	3,232	1,219
Loss before income taxes	(175)	(108)

Net loss	$(114)	$(70)

The Individual Protection Segment products offered by the Company are universal life, variable universal life and conversions from its group life products. Loss before income taxes was $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. Higher levels of in-force business were the primary reason for the increase in both revenues and expenses.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2007	2006

Total revenues	$1,671	$1,122
Total benefits and expenses	(957)	(669)
Income before income taxes	2,628	1,791

Net income	$1,708	$1,164

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments. Income before income taxes for the Corporate Segment was $2.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $0.8 million resulted primarily from an increase in net investment income.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this reported based on such evaluations. There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Sun Life Insurance and Annuity Company of New York (Registrant)

May 14, 2007	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

May 14, 2007	/s/Ronald H. Friesen
Date	Ronald H. Friesen , Senior Vice President and Chief Financial Officer
(Principal Financial Officer)