Form 10-Q
period 2007-06-30
SUN LIFE INSURANCE & ANNUITY CO OF NEW YORK
filed 2007-08-14
CIK 779955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT 0F 1934

For the quarterly period ended June 30, 2007	Commission File Numbers: 33-1079, 33-58482, 333-77281, and 333-133683

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(Exact name of registrant as specified in its charter)

New York	04-2845273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East 42nd Street, Suite 1115, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

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

Registrant has 6,001 shares of common stock outstanding on August 14, 2007, all of which are owned by Sun Life Assurance Company of Canada (U.S.).

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION H.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATEDSTATEMENTS OF INCOME
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006
Revenues

Premiums and annuity considerations	$22,385	$18,874
Net investment income	48,455	49,402
Net realized investment gains (losses)	951	(2,049)
Fee and other income	11,850	9,298

Total revenues	83,641	75,525

Benefits and Expenses

Interest credited	26,594	28,625
Policyowner benefits	21,838	15,356
Other operating expenses	15,016	11,431
Amortization of deferred policy acquisition costs	8,284	7,052

Total benefits and expenses	71,732	62,464

Income before income tax expense	11,909	13,061

Income tax expense	3,913	4,572

Net income	$7,996	$8,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands)

For the three-month periods ended June 30,

	Unaudited
	2007	2006
Revenues

Premiums and annuity considerations	$11,843	$9,660
Net investment income	24,493	23,825
Net realized investment gains (losses)	72	(1,959)
Fee and other income	5,955	4,756

Total revenues	42,363	36,282

Benefits and Expenses

Interest credited	13,122	13,946
Policyowner benefits	11,801	7,281
Other operating expenses	7,063	5,627
Amortization of deferred policy acquisition costs	4,559	3,011

Total benefits and expenses	36,545	29,865

Income before income tax expense	5,818	6,417

Income tax expense	1,909	2,247

Net income	$3,909	$4,170

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Unaudited
	June 30, 2007	December 31, 2006
ASSETS

Investments:
Available-for-sale fixed maturity securities at fair value (amortized cost of $1,375,671 and $1,460,077 in 2007 and 2006, respectively)	$1,362,907	$1,463,043
Mortgage loans	161,504	161,292
Policy loans	166	139
Other invested assets	56,421	65,922
Cash and cash equivalents	79,307	54,231

Total investments and cash	1,660,305	1,744,627

Accrued investment income	14,693	15,125
Deferred policy acquisition costs	95,728	85,021
Goodwill	37,788	37,788
Receivable for investments sold	3,002	1,244
Reinsurance receivable	5,856	5,906
Other assets	16,073	15,146
Separate account assets	881,191	796,827

Total assets	$2,714,636	$2,701,684

LIABILITIES

Contractholder deposit funds and other policy liabilities	$1,369,592	$1,437,396
Future contract and policy benefits	55,955	54,100
Deferred federal income taxes	11,668	6,953
Payable for investments purchased	1,661	5,735
Other liabilities and accrued expenses	84,102	90,517
Separate account liabilities	881,191	796,827

Total liabilities	2,404,169	2,391,528

Commitments and contingencies – Note 6

STOCKHOLDER’S EQUITY

Common stock, $350 par value – 6,001 shares authorized;
6,001 shares issued and outstanding	2,100	2,100
Additional paid-in capital	239,963	239,963
Accumulated other comprehensive (loss) income	(6,215)	1,432
Retained earnings	74,619	66,661

Total stockholder’s equity	310,467	310,156

Total liabilities and stockholder’s equity	$2,714,636	$2,701,684

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Net income	$7,996	$8,489
Other comprehensive loss:
Net change in unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (1)	(7,231)	(14,758)
Reclassification adjustments of realized investment (gains)
losses into net income, net of tax (2)	(416)	2,801
Other comprehensive loss	(7,647)	(11,957)

Comprehensive income (loss)	$349	$(3,468)

(1)	Net of tax benefit of $3.9 million and $7.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.
(2)	Net of tax (expense) benefit of $(0.2) million and $1.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.

For the three-month periods ended June 30,

	Unaudited
	2007	2006

Net income	$3,909	$4,170
Other comprehensive loss:
Net unrealized holding losses on available-for-sale
securities, net of tax and policyholder amounts (3)	(7,191)	(6,468)
Reclassification adjustments of realized investment (gains)
losses into net income, net of tax (4)	(34)	1,467
Other comprehensive loss	(7,225)	(5,001)

Comprehensive loss	$(3,316)	$(831)

(3)	Net of tax benefit of $3.9 million and $3.5 million for the three-month periods ended June 30, 2007 and 2006, respectively.
(4)	Net of tax (expense) benefit of $(18) thousand and $0.8 million for the three-month periods ended June 30, 2007 and 2006, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands)

For the six-month periods ended June 30, 2007 and 2006

Unaudited

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder’s Equity

Balance at December 31, 2005	$2,100	$239,963	$(488)	$50,428	$292,003

Net income				8,489	8,489
Other comprehensive loss			(11,957)		(11,957)

Balance at June 30, 2006	$2,100	$239,963	$(12,445)	$58,917	$288,535

Balance at December 31, 2006	$2,100	$239,963	$1,432	$66,661	$310,156

Cumulative effect of accounting changes, net of tax				(38)	(38)
Net income				7,996	7,996
Other comprehensive loss			(7,647)		(7,647)

Balance at June 30, 2007	$2,100	$239,963	$(6,215)	$74,619	$310,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the six-month periods ended June 30,

	Unaudited

	2007	2006
Cash Flows From Operating Activities:
Net income	$7,996	$8,489
Adjustments to reconcile net income to net cash provided by
operating activities:
Net amortization of discounts and premiums on investments	1,078	2,593
Amortization of deferred policy acquisition costs	8,284	7,052
Net realized (gains) losses on investments	(951)	2,049
Interest credited to contractholder deposits	26,594	28,625
Deferred federal income taxes	8,832	7,519
Changes in assets and liabilities:
Additions to deferred policy acquisition costs	(15,285)	(8,917)
Accrued investment income	432	1,962
Future contract and policy benefits	2,135	2,585
Other, net	1,703	(16,437)

Net cash provided by operating activities	40,818	35,520

Cash Flows From Investing Activities:
Sales, maturities and repayments of:
Available-for-sale fixed maturities	205,628	351,336
Mortgage loans	24,623	21,754
Other invested assets	9,508	-
Purchases of:
Available-for-sale fixed maturities	(127,198)	(211,505)
Mortgage loans	(24,835)	(21,655)
Other invested assets	-	(78,201)
Net change in policy loans	(27)	61
Net change in other invested assets	(9,487)	78,199

Net cash provided by investing activities	$78,212	$139,989

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

For the six-month periods ended June 30,

	Unaudited
	2007	2006

Cash Flows From Financing Activities:
Additions to contractholder deposit funds	$100,665	$35,277
Withdrawals from contractholder deposit funds	(194,619)	(195,591)

Net cash used in financing activities	(93,954)	(160,314)

Net change in cash and cash equivalents	25,076	15,195

Cash and cash equivalents, beginning of period	54,231	54,540

Cash and cash equivalents, end of period	$79,307	$69,735

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

In 2006, the Company organized a subsidiary, SLNY Private Placement Investment Company I, LLC, to serve as an unregistered variable investment trust in support of the Company's private placement variable universal life and variable annuity business activities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for stock life insurance companies and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The most significant estimates are those used in determining fair value of financial instruments, goodwill, deferred policy acquisition costs ("DAC"), the liabilities for future contract and policyholder benefits, and other-than-temporary impairments of investments.  Actual results could differ from those estimates.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for the Company beginning on January 1, 2008.  The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on the Company’s consolidated financial statements.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

Adoption of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

While the final outcome of the ongoing IRS examinations are not yet determinable, the Company does not believe that any adjustments would be material to its financial position.  It is reasonably possible that the total amounts of UTBs will significantly increase or decrease within twelve months of the reporting date, as a settlement with Appeals relating to the 2001 and 2002 tax years could occur.  It is reasonably possible that UTBs for the Separate Account Dividends Received Deduction could decrease as much as $165 thousand, and the related gross interest could decrease by $32 thousand.

The Company has elected on a prospective basis, with the adoption of FIN 48, to recognize interest and penalties accrued related to UTBs in other operating expenses.  The Company had accrued $59 thousand of gross interest as of January 1, 2007.  During the period ending June 30, 2007, the Company recognized an additional $4 thousand in gross interest related to UTBs in operating expense.  The Company has not accrued any penalties.

In addition, the Company’s UTBs at June 30, 2007 did not change due to examination settlements with taxing authorities and did not change due to expiration of the applicable statute of limitations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140" ("SFAS 155").  This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."  The Company began applying SFAS No. 155 to all financial instruments acquired, issued, or subject to a remeasurement event beginning January 1, 2007.  The adoption of SFAS No. 155 on January 1, 2007 did not have an effect on the Company’s consolidated financial condition or results of operations.

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

2. TRANSACTIONS WITH AFFILIATES

The Company has agreements with Sun Life U.S. and certain affiliates under which the Company receives, as requested, certain investment and administrative services on a cost-reimbursement basis.  Expenses under these agreements amounted to approximately $5.1 million and $8.7 million for the three and six-month periods ended June 30, 2007, respectively, and $3.3 million and $7.1 million for the three and six-month periods ended June 30, 2006, respectively.

The Company paid $0.6 million and $1.1 million for the three and six-month periods ended June 30, 2007, respectively, and $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2006, respectively, in commission fees to Sun Life Financial Distributors, Inc.

The Company paid $0.2 million and $0.7 million for the three and six-month periods ended June 30, 2007, respectively, and $0.5 million and $1.0 million for the three and six-month periods ended June 30, 2006, respectively, in commission fees to Independent Financial Marketing Group, Inc.

The Company paid $0.3 million and $0.6 million for the three and six-month periods ended June 30, 2007, respectively, and $0.3 million and $0.7 million for the three and six-month periods ended June 30, 2006, respectively, in investment advisory fees to Sun Capital Advisers LLC, a registered investment adviser.

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

The effects of reinsurance were as follows for the six-month periods ended June 30 (in 000’s):

	2007	2006

Premiums and annuity considerations:
Direct	$23,605	$20,158
Ceded	1,220	1,284
Net premiums and annuity considerations	$22,385	$18,874

Policyowner benefits:
Direct	$23,698	$16,322
Ceded	1,860	966
Net policyowner benefits	$21,838	$15,356

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

3.  REINSURANCE (continued)

The effects of reinsurance were as follows for the three-month periods ended June 30 (in 000’s):

	2007	2006

Premiums and annuity considerations:
Direct	$12,282	$10,307
Ceded	439	647
Net premiums and annuity considerations	$11,843	$9,660

Policyowner benefits:
Direct	$12,893	$7,646
Ceded	1,092	365
Net policyowner benefits	$11,801	$7,281

4.  SEGMENT INFORMATION

As described below, the Company conducts business principally in three operating segments and maintains a Corporate Segment to provide for the capital needs of the various operating segments and to engage in other financing-related activities.  Each segment is defined consistent with the way results are evaluated by the chief operating decision-maker.

Net investment income is allocated based on segmented assets, including allocated capital, by line of business.  Allocation of operating expenses are made using both standard rates and actual expenses incurred.  Management evaluates the results of the operating segments on an after-tax basis.  The Company does not materially depend on one or a few customers, brokers, or agents for a significant portion of its operations.

Wealth Management

The Wealth Management Segment markets, sells, and administers fixed and variable annuity products.

Group Protection

The Group Protection Segment markets, sells, and administers group life, stop loss, long-term disability, and short-term disability insurance products.  These products are sold to employers that provide group benefits for their employees.

Individual Protection

The Individual Protection Segment markets, sells, and administers universal life insurance, variable universal life insurance and conversions from the Company’s group life product.

Corporate

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

4.  SEGMENT INFORMATION (continued)

The following amounts pertain to the various business segments (in 000’s):

Six-month period ended June 30, 2007

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$51,939	$23,417	$6,119	$2,166	$83,641
Total benefits and expenses	41,320	25,473	7,099	(2,160)	71,732
Income (loss) before income tax expense (benefit)	10,619	(2,056)	(980)	4,326	11,909
Net income (loss)	$7,158	$(1,337)	$(637)	$2,812	$7,996

Six-month period ended June 30, 2006

Total revenues	$50,760	$19,424	$2,608	$2,733	$75,525
Total benefits and expenses	42,164	18,526	3,123	(1,349)	62,464
Income (loss) before income tax expense (benefit)	8,596	898	(515)	4,082	13,061
Net income (loss)	$5,587	$584	$(335)	$2,653	$8,489

Three-month period ended June 30, 2007

	Wealth	Group	Individual
	Management	Protection	Protection	Corporate	Totals
Total revenues	$26,596	$12,210	$3,062	$495	$42,363
Total benefits and expenses	21,525	12,356	3,867	(1,203)	36,545
Income (loss) before income tax expense (benefit)	5,071	(146)	(805)	1,698	5,818
Net income (loss)	$3,424	$(96)	$(523)	$1,104	$3,909

Three-month period ended June 30, 2006

Total revenues	$23,395	$9,779	$1,497	$1,611	$36,282
Total benefits and expenses	20,084	8,557	1,904	(680)	29,865
Income (loss) before income tax expense (benefit)	3,311	1,222	(407)	2,291	6,417
Net income (loss)	$2,152	$794	$(265)	$1,489	$4,170

5. GOODWILL

Goodwill represents the difference between the purchase price paid and the fair value of the net assets acquired in connection with the Company’s acquisition of Keyport Benefit Life Insurance Company ("KBL"), which was a wholly-owned subsidiary of Keyport Life Insurance Company.  KBL was merged with and into the Company on December 31, 2002.  Goodwill is allocated in total to the Wealth Management Segment.  In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is tested for impairment on an annual basis.  The Company completed the required impairment test during the second quarter of 2007 and concluded that goodwill was not impaired.

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

Litigation

The Company is not aware of any contingent liabilities arising from litigation, income taxes and other matters that could have a material effect upon the financial condition, results of operations, or cash flow of the Company.

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

The table below represents information regarding the Company’s variable annuity contracts with guarantees at June 30, 2007 (in 000’s):

Benefit Type	Account Balance	Net Amount at Risk [1]	Average Attained Age
Minimum death	$963,723	$24,797	64.1
Minimum accumulation and withdrawal	$318,805	$59	60.5
1 Net amount at risk represents the difference between guaranteed benefit and account balance.

The following roll-forward summarizes the changes in reserve for the Company's guaranteed minimum death benefits ("GMDBs") for the six-month periods ended June 30 (in 000’s):

	2007	2006
Balance at January 1	$681	$681
Benefit Ratio Change / Assumption Changes	267	(172)
Incurred guaranteed benefits	332	175
Paid guaranteed benefits	(741)	(145)
Interest	22	8

Balance at June 30	$561	$547

The reserve for GMDBs is included in the future contract and policy benefits of the Company's condensed consolidated balance sheets.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))
Notes to the Unaudited Condensed Consolidated Financial Statements

7.  LIABILITIES FOR CONTRACT GUARANTEES (continued)

Because the Company has not issued products that contain a guaranteed minimum income benefit ("GMIB"), there was no requirement for a GMIB reserve as of June 30, 2007 or December 31, 2006.

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

Projected benefits and assessments used in determining the liability for contract guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based upon factors such as eligibility conditions and the annuitant’s attained age.

The liability for contract guarantees is re-evaluated regularly, and adjustments are made to the liability balance through a charge or credit to policyholder benefits.

Guaranteed minimum accumulation benefits ("GMABs") and guaranteed minimum withdrawal benefits ("GMWBs") are considered to be derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are recorded at fair value through earnings.  The fair value of the embedded derivatives is calculated stochastically using risk neutral scenarios over a fifty-year projection.  Policyholder assumptions are based on experience studies.  The net balance of GMABs and GMWBs constituted an asset in the amount of $0.8 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to General Instruction H(2)(a) of Form 10-Q, the registrant, Sun Life Insurance and Annuity Company of New York ("the Company"), elects to omit the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Below is an analysis of the Company’s results of operations that explains material changes in the Condensed Consolidated Statements of Income between the six-month periods ended June 30, 2007 and June 30, 2006.

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs ("DAC"), the fair value of financial instruments, policy liabilities and accruals, other-than-temporary impairments of investments, and goodwill.  In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop.  Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.  For discussion of the Company's critical accounting estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report in Form 10-K for the year ended December 31, 2006.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

RESULTS OF OPERATIONS

Six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006:

Net Income

The Company’s net income was $8.0 million and $8.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Income before income taxes was $11.9 million and $13.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The results of operations are discussed more fully below.

REVENUES

Total revenues were $83.6 million and $75.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $8.1 million was primarily due to the following:

Premiums and annuity considerations– were $22.4 million and $18.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $3.5 million was primarily due to increased in-force business in the Group Protection Segment.  The Company’s four business segments, including Group Protection, are further discussed below.

Net investment income– was $48.5 million and $49.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The decrease of $0.9 million was the net result of higher average investment yield, increasing income by $3.4 million, and a decline in average invested assets, decreasing income by $4.3 million.

Net realized investment gains (losses) – were $1.0 million and $(2.0) million for the six-month periods ended June 30, 2007 and 2006, respectively.  The Company did not incur any write-downs of fixed maturities for other-than-temporary impairments for the six-month periods ended June 30, 2007 or June 30, 2006.

Fee and other income – was $11.9 million and $9.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Fee and other income consists primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $7.0 million and $5.4 million for the six-month periods ended June 30, 2007 and 2006, respectively, and represented 1.67% and 1.55% of the average separate account balances for the six-month periods ended June 30, 2007 and 2006, respectively.  Average separate account assets were $835.8 million and $697.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Surrender charges are also included in fee and other income.  Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances.  Surrender charges on fixed and variable annuity products generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $1.1 million and $1.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Other income was $3.8 million and $2.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Other income represents fees charged for cost of insurance and administrative service fees.  The $1.3 million increase was due primarily to an increase of $0.8 million in service fees for universal life insurance products in the Individual Protection Segment and an increase of $0.6 million increase in administrative service fees for variable annuity products in the Wealth Management Segment.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

BENEFITS AND EXPENSES

Total benefits and expenses were $71.7 million and $62.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $9.2 million was primarily due to the following:

Interest credited – to policyholders was $26.6 million and $28.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $2.0 million decrease was the net result of a higher average interest crediting rate, increasing interest credited by $1.0 million, and a decline in average policyholder balances, decreasing interest credited by $3.0 million.

Policyowner benefits– were $21.8 million and $15.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $6.4 million increase was due primarily to benefit increases in group stop loss and group life products of $1.8 million and 2.8 million, respectively.  Individual life and wealth management products also had increases in benefits of $1.2 million and $0.6 million, respectively.

Other operating expenses – were $15.0 million and $11.4 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $3.6 million increase was due to increases in general expenses in the Group Protection and Individual Protection Segments by $2.2 million and $1.4 million, respectively.  The growth of in-force business was the primary driver of these increases.

Amortization of DAC – relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business.  Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses.  Amortization expense was $8.3 million and $7.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the six-month period ended June 30, 2007, DAC amortization included a decrease of $2.1 million resulting from updates to profitability projections due to actual changes in policies in force.  Offsetting this decrease in part was an increase in DAC amortization for the six-month period ended June 30, 2007 that was due to an increase in actual gross profits.  No changes in assumptions occurred for the six-month period ended June 30, 2006.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s net income from operations reflects the operations of its four business segments: Wealth Management, Individual Protection, Group Protection and Corporate.

The following provides a summary of operations by segment for the six-month periods ended June 30, 2007 and 2006, respectively (in 000’s):

Wealth Management Segment

	2007	2006

Total revenues	$51,939	$50,760
Total benefits and expenses	41,320	42,164
Income before income taxes	10,619	8,596

Net income	$7,158	$5,587

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

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

REVENUES

Total revenues were $51.9 million and $50.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The increase of $1.1 million was primarily due to the following:

Net investment income– was $41.3 million and $42.7 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The decrease of $1.4 million was the net result of higher average investment yield, increasing income by $5.2 million, and a decline in average invested assets, decreasing income by $6.6 million.

Net realized investment gains (losses) – were $0.4 million and $(0.4) million for the six-month periods ended June 30, 2007 and 2006, respectively.  The Wealth Management Segment did not incur any write-downs of fixed maturities for other-than-temporary impairments for the six-month periods ended June 30, 2007 or June 30, 2006.

Fee and other income – was $9.8 million and $7.8 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Fee and other income consists primarily of mortality and expense charges, rider fees, surrender charges, and other income.  Mortality and expense charges and rider fees are based on the market values of the assets in the separate accounts supporting the contracts.  Mortality and expense charges and rider fees combined were $7.0 million and $5.4 million for the six-month periods ended June 30, 2007 and 2006, respectively, and represented 1.67% and 1.55% of the average variable annuity separate account balances for the six-month periods ended June 30, 2007 and 2006, respectively.  Average separate account assets were $834.3 million and $696.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Surrender charges are also included in fee and other income.  Surrender charges represent revenues earned on the early withdrawal of fixed and variable annuity policyholder balances.  Surrender charges on fixed and variable annuity surrenders generally are assessed at declining rates applied to policyholder surrenders during the first five to seven years of the contract.  Total surrender charges were $1.1 million and $1.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Other income was $1.7 million and $1.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the Wealth Management Segment, other income predominantly consists of administrative service fees.  As stated earlier, the increase in other income for this segment originates primarily from its variable annuity products.

BENEFITS AND EXPENSES

Total benefits and expenses were $41.3 million and $42.2 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The decrease of $0.9 million was primarily due to the following:

Interest credited – to policyholders was $25.0 million and $28.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  The $3.1 million decrease was the net result of a higher average interest crediting rate, increasing interest credited by $0.7 million, and a decline in average policyholder balances, decreasing interest credited by $3.8 million.

Policyowner benefits– were $2.0 million and $1.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.  Higher minimum death benefits were the primary cause behind this increase.

Other operating expenses – remained consistent at $4.7 million and $4.6 million for the six-month periods ended June 30, 2007 and 2006, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Wealth Management Segment (continued)

Amortization of DAC– relates to the costs of acquiring new business, which vary with and are primarily related to the production of new annuity business.  Such acquisition costs include commissions, costs of policy issuance, underwriting and selling expenses.  Amortization expense was $8.6 million and $7.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.  For the six-month period ended June 30, 2007, DAC amortization included a decrease of $2.1 million resulting from updates to profitability projections due to actual changes in policies in force.  Offsetting this decrease in part was an increase in DAC amortization for the six-month period ended June 30, 2007 that was due to an increase in actual gross profits.  No changes in assumptions occurred for the six-month period ended June 30, 2006.

Group Protection Segment

	2007	2006

Total revenues	$23,417	$19,424
Total benefits and expenses	25,473	18,526
(Loss) income before income taxes	(2,056)	898

Net (loss) income	$(1,337)	$584

The Group Protection Segment markets and administers group life insurance, stop loss insurance, and long-term and short-term disability insurance products.  These products are sold to companies that provide group benefits for their employees.  The Group Protection Segment had (loss) income before income taxes of $(2.1) million and $0.9 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Total revenues for the six-month period ended June 30, 2007 increased by $4.0 million, as compared to the six-month period ended June 30, 2006.  The increase was primarily due to increased in-force business in group disability, group stop loss, and group life, with premium increases of $2.1 million, $1.0 million, and $0.7 million, respectively.

Total benefits and expenses for the six-month period ended June 30, 2007 increased by $6.9 million in comparison to the six-month period ended June 30, 2006.  The increase was primarily attributable to an increase in policyholder benefits for group stop loss and group life products of $1.8 million and $2.8 million, respectively, as well as an increase in general operating expenses of $2.2 million.  The increase in operating expenses resulted primarily from an increase in the level of in-force business.

Individual Protection Segment

	2007	2006

Total revenues	$6,119	$2,608
Total benefits and expenses	7,099	3,123
Loss before income taxes	(980)	(515)

Net loss	$(637)	$(335)

The Individual Protection Segment products offered by the Company are universal life, variable universal life, and conversions from its group life products.  Loss before income taxes was $1.0 million and $0.5 million for the six-month periods ended June 30, 2007 and 2006, respectively.  With the introduction of new universal life products in 2006, associated operating expenses increased by $1.5 million for the six-month period ended June 30, 2007.  Fee income increased by $0.8 million for the six-month period ended June 30, 2007.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Corporate Segment

	2007	2006

Total revenues	$2,166	$2,733
Total benefits and expenses	(2,160)	(1,349)
Income before income taxes	4,326	4,082

Net income	$2,812	$2,653

The Corporate Segment includes the unallocated capital of the Company and items not otherwise attributable to the other segments.  Income before income taxes for the Corporate Segment was $4.3 million and $4.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK
(A Wholly-Owned Subsidiary of Sun Life Assurance Company of Canada (U.S.))

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to Instruction H(2)(c) of Form 10-Q.

Item 4.  Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that they were effective as of the end of the period covered by this reported based on such evaluations.  There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is a party to pending legal proceedings, including ordinary routine litigation incidental to its business, both as a defendant and as a plaintiff.  While it is not possible to predict the resolution of these proceedings, management believes, based on the information currently available to it, that the ultimate resolution of these matters will not be material to the Company's financial position, results of operations, or cash flows.

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

Sun Life Insurance and Annuity Company of New York (Registrant)

August 14, 2007	/s/ Robert C. Salipante
Date	Robert C. Salipante, President
(Principal Executive Officer)

August 14, 2007	/s/ Ronald H. Friesen
Date	Ronald H. Friesen, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)